Form 10KSB
period 1999-12-31
LA INVESTMENT ASSOCIATES INC
filed 2000-03-27
CIK 1092531

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                         LA INVESTMENT ASSOCIATES, INC.

                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

                                NEVADA 88-0406903

             -------------------------- ---------------------------
                  (State) (I.R.S. Employer Identification No.)

                   2949 Dessert Inn Road, Suite 0ne, NV 89121

           ----------------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (702) 914-6092
                                                  --------------

Securities to be registered under Section 12(b) of the Act.
Not applicable

Securities to be registered under Section 12(g) of the Act:
Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X.. No ...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. ....0..................

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days is $3,450,000 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in Release No. 33-7419 (P. 85,938), effective June 13, 1997, 62 F.R. 26387.]

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

   Yes .X..    No ...

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 22, 2000 there were 5,255,000 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):

Yes . . . No . X. .

INFORMATION REQUIRED IN THE REGISTRATION STATEMENT

This registration statement contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Items 1 and 2 of this registration statement, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this registration statement are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this registration statement with the SEC. Readers should note that the safe harbor described in the Litigation Reform Act does not apply to initial public offerings nor does it apply to statements made by a registrant that has issued penny stock during the three year period preceding the date on which the statements are made. The Company's stock can be considered penny stock. Finally, readers are urged to carefully review and consider the various disclosures made by the Company in this registration statement.

ITEM 1.  DESCRIPTION OF BUSINESS:
BUSINESS DEVELOPMENT SINCE INCEPTION:

LA Investment Associates, Inc. (the "Company") was incorporated in Nevada on June 19, 1990, under the name of American Long Distance Services, Inc. The Company's founders were Linda Friedman and Barry Friedman, none of whom have been associated in any capacity with the Company since February 1991. Thereafter the officers of the Company were Paul W. Andre, M. Paula Rowe, and Sandra J. Andre, none of whom have been associated with the Company since May 1999. The Company changed its name to LA Associates, Inc. in August 1990, and then to LA Investment Associates, Inc. on October 19, 1998. On December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

The Company will attempt to locate and negotiate with a business entity for the merger, or some other business combination, of that target into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company was formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. There are certain perceived benefits to being a reporting company with a class of publicly-traded securities qualified for trading in the United States secondary market. These are commonly thought to include the following:

* the ability to acquire assets or businesses using funds raised in a public offering, by registering securities with the SEC, or by issuing restricted securities.
*    increased visibility;
*    the facilitation of borrowing from financial institutions;
*    improved trading efficiency;
*    shareholder liquidity;
*    greater ease in subsequently raising capital;
*    compensation of key employees through stock options;
*    enhanced corporate image;
*    a presence in the United States capital markets.

A business entity, if any, which may be interested in a business combination with the Company may include the following:

* a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
* a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;
* a foreign company which may wish an initial entry into the United States securities market;
* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
* a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company may involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target business of its own management and board of directors No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

The proposed business activities described herein classify the Company as a "blank check" company. See "GLOSSARY". The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

The Company is voluntarily filing this Registration Statement with the Securities and Exchange Commission and is under no obligation to do so under the Securities Exchange Act of 1934, as amended.

The Company's business is subject to numerous risk factors, including the following:

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations, most likely, will be dependent upon management of the target company and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION-NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity.

The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 30 hours per month to the business of the Company. The Company's sole officer and director has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its sole officer and director. Notwithstanding the combined limited experience and limited time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST-GENERAL. The Company's sole officer and director participates in other ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that requires full disclosure of any potentially conflicting relationships. See "ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company does not intend to be engaged in the business of investing or trading in securities. However, if as a result of acquisitions, the Company does hold passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. (See "Acquisition Restrictions")

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require the Company's sole officer and director to sell or transfer all or a portion of the Company's common stock held by him, and to resign as a member of the Board of Directors and an officer of the Company. The resulting change in control of the Company could result in removal of the present sole officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in the percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

ASPECTS OF BLANK CHECK COMPANIES. The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares if the Company has shares that are trading publicly. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on terms satisfactory to the Company. There is no assurance that a trading market will ever develop in the Company's securities.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

YEAR 2000. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have date-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a major system failure or miscalculations. The Company has no computers and will not face any Year 2000 related problems. The Company will not enter into an acquisition transaction with any business that has an unresolved Year 2000 problem.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. Such audited financial statements may not be available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

ITEM 2. PLAN OF OPERATION

The Company intends to merge with or acquire a business entity in exchange for the Company's securities. The Company anticipates seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited.

The Company has no full time employees. The Company's sole officer and director has agreed to allocate a portion of his time to the activities of the Company, without compensation. He anticipates that the business plan of the Company can be implemented by his devoting approximately 30 hours per month to the business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by him. The Company's sole officer and director expects in the future to become involved with other companies which have a business purpose similar to that of the Company. A conflict may arise in the event that another company, or a company to be formed, with which management is affiliated seeks a target business. See "ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS." The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

In June of 1999 the Company commenced negotiations with LLO-Gas, Inc. LLO-Gas, Inc. had agreements with a major oil company to acquire branded service stations together with a 15 year supply contract to purchase petroleum products. LLO-Gas, Inc. expected to acquire additional existing service stations and anticipated developing several branded truck stop facilities. LLO-Gas, Inc. had entered into agreements for funding acquisitions and construction from a major lender.

The proposed Agreement and Plan of Reorganization with LLO-Gas, Inc, the same agreement mentioned under Note 3, in the June 30, 1999 financial statements, was terminated. The proposed agreement was disclosed in the June 30, 1999 financial statements since, at the time, it was considered a matter that could have significant effect on the Company.

The parties agreed to terminate negotiations because the pink sheet status of the Company made it difficult to obtain commitments for additional financing as required under the proposed agreement. The parties terminated their agreement amicably. The company to be merged, LLO-Gas, Inc., subsequently merged with another company, one that was fully reporting. LA Investment Associates, Inc. thereafter put out a press release on October 15, 1999 announcing negotiations had terminated, the reason for same and further stated the Company's intention to file for reporting status. The Company's financial review ending September 30, 1999 shall contain a note that explains the outcome of the LLO-Gas, Inc. negotiations.

The Company expects to engage in negotiations with business combination candidates when it becomes fully reporting. It expects to consummate a transaction with a viable candidate in the next twelve months after going effective. The Company continues to keep aware of potential acquisition targets through a network of contacts, by attending information sessions about companies and by researching opportunities.

GENERAL BUSINESS PLAN

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. The Company's sole officer and director anticipates that it will be able to participate in only one business venture because the Company has nominal assets and limited financial resources. See PART F/S, "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officer and director of the Company has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the sole officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reports to be filed under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

The sole officer and director of the Company, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon his own efforts in accomplishing the business purposes of the Company. It is anticipated that outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has limited cash assets with which to pay such obligation. The Company may pay all or some of such consultant's or advisor's fee with previously authorized but unissued shares.

The Company will not restrict its search for any specific type of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's sole officer and director may, as part of the terms of the acquisition transaction resign and be replaced by one or more new directors without a vote of the Company's shareholders or may sell his stock in the Company.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it may be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include other terms.

The Company will not acquire or merge with any entity which cannot provide audited financial statements at a closing of the proposed transaction or represent that it will provide audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company will be subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as a requirement to file audited financial statements in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction can voided at the discretion of the present management of the Company.

The Company's sole officer and director has agreed that he may advance to the Company additional funds which the Company may need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Initially he has committed to doing so for a period of one year and may consider extending this if necessary. The current cash requirements of the Company are minimal,less than $25,000 per year, which amount is well within the sole officer and director's commitment toward expenses. Such funds shall be provided on an as needed basis.

There is no minimum or maximum amount such shareholder, or any other shareholder, may advance to the Company. The Company may also call on other shareholders or use its stock to cover expenses if necessary, as it has in the case of its legal counsel, Jack Halperin. Should funds to cover expenses become unavailable there is a risk the Company would no longer be able to function or could lose it status as a public company.

The Company does not intend to borrow funds for the purpose of repaying advances made by shareholders or to make any payments to the Company's promoters, management or their affiliates.

ACQUISITION RESTRICTIONS

The Company may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.
Section 3(a) of the Penny Stock Reform Act expects from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's acquisition of a company or business through the purchase and sale of investment securities will be limited. Although the Company intends to act to avoid classification as an investment company, the provisions of the Investment Company Act of 1940 are extremely complex and it is possible that it may be classified as an inadvertent investment company. The Company intends to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from applications of the Investment Company Act of 1940, which allows an entity a one time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given the Company's limited resources.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Company Act of 1940, which regulation has the purpose of protecting purchasers of investment company securities. Since the Company does not intend to register as an investment company, the investors in the Company's securities will not be afforded these protections.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company and there are many other registered blank check companies which will compete for acquisition candidates. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 3.  DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its sole officer and director at no cost to the Company. The sole officer and director has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 4. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: GENERAL

The Company has not transacted business from formation through December 31, 1998 and had a net loss of $1,050 for that period. For the year ended December 31, 1999 it had a net loss of $20,229. The Company had nominal assets at December 31, 1999 and December 31, 1998. The Company's ability to acquire a business is dependent on its raising financing through the sale of equity and/or debt securities.

ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The number of shares of the Company's common stock owned by the Company's directors and officers and by each person who owns legally and beneficially more than five percent of the Company's issued and outstanding common stock at October 25, 1999, the address of each such person and the percentage of the common stock represented by such shares is set forth in the following table. Unless otherwise indicated all ownership is both legal and beneficial.


NAME                    ADDRESS                                 # OF SHARES      PERCENTAGE
-------------------     ----------------------------------      -----------      ----------

Randall Prouty          c/o LA Investment Associates, Inc.       3,000,000          57.09%
                        2949 East Dessert Inn Road
                        Suite One
                        Las Vegas, NV  89121

Jonathan Lichtman       c/o LA Investment Associates, Inc.         525,000           9.99%
                        2949 East Dessert Inn Road
                        Suite One
                        Las Vegas, NV  89121

Stephen Danner          c/o LA Investment Associates, Inc.         350,000           6.66%
                        2949 East Dessert Inn Road
                        Suite One
                        Las Vegas, NV  89121

All Executive Officers and Directors as a Group (1 person)                          57.09%


ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

NAME                       AGE                POSITIONS          DIRECTOR SINCE
---------------            ---                ---------          --------------
Randall Prouty             47                 President             May 1999
                                              Secretary

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. Officer(s) serve at the will of the board, subject to possible future employment agreements which would establish term, salary, benefits and other conditions of employment.

Randall Prouty - Biography
--------------------------

In 1997 Mr. Prouty co-founded Advanced Communication Technologies, Inc., (OTC:BB
ADVC), a telecommunications company involved in developing next generation wireless equipment for teleco level use, and where he still a shareholder and serves as a Director. Mr. Prouty is also the President and sole owner of Bristol Realty Corporation since 1984, a firm active in the commercial real estate finance and brokerage market. And finally, he is the sole owner of Bristol Capital, Inc., a firm active in consulting and business development work for companies seeking access to capital markets, and through which he is incubating other e-business ventures.

Mr. Prouty was exposed the public markets in the early 1990's while assembling commercial real estate assets used to back REMICs (mortgage backed securities) offered by Donaldson, Lufkin and Jenrette and others. Prior to that time his career included positions as a real estate construction lender, workout specialist and investment advisor. Mr. Prouty is a licensed real estate and mortgage broker in the State of Florida and is considered an expert in real estate finance.

Mr. Prouty has a technical background that includes being a qualified webmaster (Webmaster defined: A person that administers a web system or is an internet application developer.) and hostmaster (Hostmaster defined: A person that administers multiple domains and IP addresses over a network.) and has experience developing e-businesses on the web while the CEO of an interactive media company now know as Advanced Communication Technologies, Inc. (OTC: ADVC) and as an independent entrepreneur.

He participated in projects that produced interactive CD's for Compaq and Tech Data, websites for Computer Sciences Corp., Volvo, Hewlett Packard and others. He is a skilled internet application programmer including databases enhanced for the web. He is currently developing a system for to distribute financial products on the web.

BLANK CHECK COMPANIES

Mr. Prouty has not been, nor is he currently an officer, director, or control person of a blank check company other than the Company.

CONFLICTS OF INTEREST

The Company's sole officer and director may organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officer and director is engaged in other business activities, Management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to Management's attention insofar as such opportunities may relate to the Company's proposed business operations. A conflict may arise in the event that another blank check company with which Management is affiliated is formed and actively seeks a target business.

Mr. Prouty intends to devote as much time to the activities of the Company as required. However, should a conflict arise, there is no assurance that Mr. Prouty would not attend to other matters prior to those of the Company.

The terms of a business combination may provide for payment by cash or otherwise to the current shareholders of the Company for the purchase of their common stock of the Company by a target business. The current shareholders would directly benefit from such payment. Such benefits may influence Management's choice of a target business.

The Company's sole officer and director owns 57.09% of the outstanding shares of common stock of the Company. The Company does not expect to issue other securities or rights to securities of the Company to the sole officer and director or promoters, or their affiliates or associates, prior to the completion of a business combination. At the time of a business combination some of the common stock owned by the sole officer and director may be purchased by the target business. The amount of common stock sold or continued to be owned by the sole officer and director cannot be determined at this time.

Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that referral results in a business combination. The amount of any finder's will be subject to negotiation, and cannot be estimated at this time.

Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management or promoters or their affiliates or associates:

(i) Any lending by the Company to such persons; or

(ii) The issuance of any additional securities to such persons prior to a business combination.

These policies have been adopted by the Board of Directors of the Company, and any changes in these provisions would require the approval of the Board of Directors. Management does not intend to propose any such action and does not anticipate that any such action will occur.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company does not intend to be engaged in the business of investing or trading in securities. However, if as a result of acquisitions, the Company does hold passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940.

ITEM 7. EXECUTIVE COMPENSATION.

The Company's sole officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. As of the date of this registration statement, the Company has no funds available to pay the sole officer and director. Further, the sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 21, 1999, the Company issued a total of 3,000,000 shares of Common Stock to the following persons for a total of $50,000 ($.02 per share)

NAME                            NUMBER OF SHARES          CONSIDERATION
---------------------           -----------------         ----------------------

Randall Prouty (1)              3,000,000                 $50,000

(1) Randall Prouty may be deemed a "parent" and "promoter" of the Company as those terms are defined under the Securities Act. There are no other "parents" or "promoters" of the Company.

The proposed business activities described herein classify the Company as a "blank check" company. See "GLOSSARY". The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

ITEM 9. DESCRIPTION OF SECURITIES.

The following statements summarized the material provision of the certificate of incorporation and bylaws. The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.001 per share. Reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement.

COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.

Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

The issuance of shares of Preferred Stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal, further, such issuance of a series of Preferred Stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of Preferred Stock could adversely affect the voting power of the holders of the Common Stock and all the right of the common stockholders. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of the stockholders of the Company, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules. The Board of Directors has also elected to opt out of the Delaware Anti-Takeover Statutes. This would make it easier for parties presently not associated with the Company to obtain control of the Company without approval of the shareholders. The Company has no present plans to issue any Preferred Stock.

DIVIDENDS

The Company does not expect to pay dividends. Dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

GLOSSARY

"Blank Check" Company:              As defined in Section 7(b)(3) of the
                                    Securities Act: A "blank check" is a
                                    development stage company that has no
                                    specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3a51-1 of the Exchange Act.

Securities Exchange Act:            The Securities Exchange Act of 1934, as
                                    amended.

"Penny Stock" Security:             As defined in Rule 3a51-1 of the Exchange
                                    Act, a "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing
                                    Corporation; (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act); (v) that is registered on a national securities exchange; (vi) that is authorized for quotation on the Nasdaq
                                    Stock Market, unless other provisions of Rule 3a51-1 are not satisfied; or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

Securities Act:                     The Securities Act of 1933, as amended.

Small Business Issuer:              As defined in Rule 12b-2 of the Exchange
                                    Act, a "Small Business Issuer" is an entity
                                    (i) which has revenues of less than
                                    $25,000,000 (ii) whose public float (the outstanding securities not held by affiliates) has a value of less than $25,000,000 (iii) which is a United States or Canadian issuer (iv) which is not an Investment Company and (v) if a majority-owned subsidiary, whose parent corporation is also a small business issuer.

PART II

ITEM 1. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted under the stock symbol "LAIV" on the OTC Pink Sheets. The following table sets forth the approximate high and low bid and asked quotations for the Company's Common Stock for the four quarters ended September 30, 1999. These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

Quarter ended:            High Bid       Low Bid         High Ask       Low Ask
--------------            --------       -------         --------       -------

January 1, 1999
THRU                      Unpriced       Upriced         Unpriced       Unpriced
March 31, 1999

April 1, 1999
THRU                      Unpriced       Upriced         Unpriced       Unpriced
June 30 ,1999

July 1, 1999
THRU                      Unpriced       Upriced         Unpriced       Unpriced
September 22, 1999

September 23, 1999
THRU                      2.00           1.01            3.50           3.25
September 30, 1999

October 1, 1999
THR                       Unpriced       Unpriced        3.50           2.50
December 31, 1999

Recent Prices:

Jan 3, 2000
THRU                                     .125            4.00           3.25
March 21, 2000

The closing high bid and low asked quotations for the Company's common stock on March 22, 2000 was $4.00 and $1.00 respectively.

NUMBER OF STOCKHOLDERS. As of March 21, 2000, the Company had seventy (70) stockholders of record and an estimated 100 beneficial shareholders.

(a) The Securities and Exchange Commission has adopted Rule 15g-9 which established the definition of a "penny stock." For purposes relevant to the Company, a penny stock is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. By this standard the common shares in the Company should be considered penny stock and as such it may be more difficult for investors to resell their common stock. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers the NASDAQ Stock Market, has established certain criteria for initial and continued eligibility for listing on the NASDAQ Stock Market. In order to qualify for listing on the NASDAQ SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the NASDAQ SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

There can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on the NASDAQ SmallCap Market or a national or regional exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification may result in the discontinuance of the inclusion of the Company's securities. In such events, trading, if any, in the Company's securities may then continue in the over-the-counter market. In such case, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

(b) Holders. There are approximately seventy (70) holders of the Company's Common Shares on March 21, 1999 with a total outstanding of 5,255,000 Common Shares of $.001 per value stock.

Two Million One (2,100,00) shares were acquired on or before August 10, 1991 by thirty-five (35) shareholders according to the Company record. The original sale and issuance of the securities were authorized by resolution of the Board on August 17, 1991 in reliance upon the exemption from registration requirements of
Section 5 of the Act, as provided in Section (4) (2) of the Act. On or about August 10, 1991, in reliance on the same exemption, the Company sold and issued for cash or in cancellation of indebtedness additional shares included in the 2,100,000 common shares.

The Company issued a total of 3,000,000 of its Common Shares to Randall Prouty for cash at $.02 per share for a total price of $50,000, 10,000 shares to Jack Halperin Esq. for legal services and to forty-five thousand shares were sold to other individuals who each paid $1.00 per share for the restricted common stock they were issued.

(c) Dividends. Dividends on the common stock can be paid lawfully only out of current and retained earnings and surplus of the Company, when, as and if declared by the board of directors. The Company has not declared or paid any dividends on the common stock since inception and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of its board of directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other factors which the board of directors deems relevant.

ITEM 2. LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed accountants since its formation and there are no disagreements with the findings of its accountants.

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

During the past three years, the Company has sold securities which were not registered as follows:

DATE                   NAME                         NUMBER         CONSIDERATION
----                   ----                         ------         -------------

July 14, 1999          Randall Prouty (1)           3,000,000      $50,000

Oct 10, 1999           Jack Halperin, Esq. (2)      10,000         $20,000

Feb 14, 2000           Jim Emerson (3)              50,000         $50,000

Feb 14, 2000           Tony Castaldi (3)            50,000         $50,000

March 1, 2000          Ron Coletta (3)              20,000         $20,000

March 22, 2000         John Hampton (3)             10,000         $10,000

March 22, 2000         Tina Murphy (3)              15,000         $15,000


(1) Mr. Prouty is the sole officer and director of the Company and the beneficial owner of these common shares which were purchased for cash.

(2) Mr. Halperin is the SEC Counsel for the Company. On October 4, 1999 it was resolved to issue Mr. Halperin 10,000 common shares valued at $2.00 per share as payment for toward an existing invoice and toward future legal services.

(3) These individual investors purchased their restricted common shares for $1.00 per share.

(4) The proposed Agreement and Plan of Reorganization with LLO-Gas, Inc, the same agreement mentioned under Note 3, in the June 30, 1999 financial statements, was terminated. The proposed agreement was disclosed in the June 30, 1999 financial statements since, at the time, it was considered a matter that could have significant effect on the Company. The shares anticipated to be issued in connection with that agreement have not and will not now be issued since the negotiations are at an end.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. Each of the investors in the Company's securities had access to all information available on the Company. Each investor purchased the securities for his own account and risk and has not acted as a nominee for others, and has purchased the securities for investment and not with a view to the distribution of the securities. Based on the work experience, business sophistication and investment history of the investors, they were able to evaluate the investment made in the Company's securities.

ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Section 78.037 of the Nevada Corporation Law provides that a Nevada corporation has the power, under specified circumstances, to indemnify its directors, officers, employees and agents, against expenses incurred in any action, suit or proceeding. The Certificate of Incorporation and the by-laws of the Company provide for indemnification of directors and officers to the fullest extent permitted by the Nevada Corporation Law.

ITEM 6. FINANCIAL STATEMENTS AND EXHIBITS:

Financial statements filed as part of this registration statement.

1. Balance sheet at December 31, 1999.

2. Statements of operations for the year ended December 31, 1998 for the Period from June 19, 1990 (inception) to December 31, 1999 and for the year ended December 31, 1999.

3. Statement of changes in stockholder equity for the Period from June 19, 1999 (inception) Through December 31, 1998.

4. Statement of cash flows for the year ended December 31, 1998 and the Period from June 19, 1990 (inception) Through December 31, 1999.

5. Notes to financial statements as of December 31, 1999.

EXHIBITS.

3.(i). Articles of Incorporation. Incorporated by reference to Exhibits 3(i) to the Company's Form 10 which was declared effective Jan 3, 2000.

3.(ii). Bylaws, as amended. Incorporated by reference to Exhibit 3(ii) to the Company's Form 10 which was declared effective Jan 3, 2000.

4. Specimen of stock certificate. Incorporated by reference to Exhibit 4 to the Company's Form 10 which was declared effective Jan 3, 2000.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized representative.

LA INVESTMENT ASSOCIATES, INC.


By: Randall Prouty                            Date:  March 22, 2000
----------------------------                  ----------------------
Randall Prouty
President

                         LA INVESTMENT ASSOCIATES, INC.
                        (FORMERLY L.A. ASSOCIATED, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

                         LA INVESTMENT ASSOCIATES, INC.
                        (FORMERLY L.A. ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------


PAGE             1    INDEPENDENT AUDITORS' REPORT

PAGE             2    BALANCE SHEET AS OF DECEMBER 31, 1999

                      STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                      DECEMBER 31, 1999 AND 1998 AND FOR THE PERIOD FROM JUNE
PAGE             3    19, 1990 (INCEPTION) TO DECEMBER 31, 1999

                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
PAGE             4    PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 1999

                      STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                      DECEMBER 31, 1999 AND 1998 AND FOR THE PERIOD FROM JUNE
PAGE             5    19, 1990 (INCEPTION) TO DECEMBER 31, 1999

PAGES        6 - 7    NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999

                                AUDITORS' REPORT
                                ----------------


To the Board of Directors of:
LA Investment Associates, Inc.

We have audited the accompanying balance sheet of LA Investments Associates, Inc. (formerly L.A. Associates, Inc.) (a Development Stage Company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended and for the period from June 19, 1990 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of LA Investment Associates, Inc. (formerly known as L.A. Associates, Inc.) (a Development Stage Company) as of December 31, 1999, and the results of its operations and its cash flows for each of the two years then ended and for the period from June 19, 1990 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.




                                                  /S/  WEINBERG & COMPANY, P.A.



Boca Raton, Florida
February 15, 2000

                         LA INVESTMENT ASSOCIATES, INC.
                        (FORMERLY L.A. ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                             -----------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                            $       1,896
   Prepaid attorney fees                                                 12,795
                                                                  --------------

TOTAL ASSETS                                                      $      14,691
------------                                                      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Due to shareholder                                             $       5,000
                                                                  --------------
     Total Current Liabilities                                            5,000
                                                                  --------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000 shares authorized,
    5,110,000 issued and outstanding                                      5,110
   Additional paid in capital                                            24,810
   Accumulated deficit during development stage                         (20,229)
                                                                  --------------
     Total Stockholders' Equity                                           9,691
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      14,691
------------------------------------------                        ==============


                 See accompanying notes to financial statements


                         LA INVESTMENT ASSOCIATES, INC.
                        (FORMERLY L.A. ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                             -----------------------

                                         CUMULATIVE FROM
                                         JUNE 19, 1990
                                         (INCEPTION) TO          YEAR ENDED          YEAR ENDED
                                        DECEMBER 30, 1999     DECEMBER 31, 1999   DECEMBER 31, 1998
                                        -----------------     -----------------   -----------------
INCOME                                  $           -         $           -       $           -
                                        --------------        --------------      --------------

EXPENSES:
  General and administrative                    4,975                 3,925                   -
  Professional fees                            13,127                13,127                   -
  Telephone                                     2,273                 2,273                   -
                                        --------------        --------------      --------------
     Total Expenses                            20,375                19,325                   -
                                        --------------        --------------      --------------

OTHER INCOME
  Dividend income                                 146                   146                   -
                                        --------------        --------------      --------------

NET LOSS                                $     (20,229)        $     (19,179)      $           -
--------
                                        ==============        ==============      ==============

NET LOSS PER SHARE - BASIC
 AND DILUTED                            $      (0.009)        $      (0.007)      $           -
                                        ==============        ==============      ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING DURING THE
 PERIOD - BASIC AND
 DILUTED                                    2,164,319             2,693,918           2,100,000
                                        ==============        ==============      ==============

                 See accompanying notes to financial statements


                                        LA INVESTMENT ASSOCIATES, INC.
                                       (FORMERLY L.A. ASSOCIATES, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 1999
                      ------------------------------------------------------------------
                                                                                                  ACCUMULATED
                                                                               ADDITIONAL       DEFICIT DURING
                                                     COMMON STOCK                PAID-IN          DEVELOPMENT
                                               SHARES           AMOUNT           CAPITAL              STAGE            TOTAL
                                             ------------    ------------     ------------      ---------------     -----------

Common stock issued for cash                         100     $       100      $         -      $             -      $       100
                                             ------------    ------------     ------------     ----------------     ------------
Balance, December 31, 1990                           100             100                -                    -              100

Common stock issued for cash                         950             950                -                    -              950

Net loss for the year ended 1991                       -               -                -               (1,050)          (1,050)
                                             ------------    ------------     ------------     ----------------     ------------

Balance, December 31, 1991                         1,050           1,050                -               (1,050)               -

January 1, 1992 - December 31, 1997                    -               -                -                    -                -
                                             ------------    ------------     ------------     ----------------     ------------

Balance, December 31, 1997                         1,050           1,050                -               (1,050)               -

October 1998, par value changed from no
 par to $.001                                          -          (1,049)           1,049                    -                -

October 1998, forward stock split 2000:1       2,098,950           2,099           (2,099)                   -                -

Net loss for the year ended December 31,
 1998                                                  -               -                -                    -                -
                                             ------------    ------------     ------------     ----------------     ------------

Balance, December 31, 1998                     2,100,000           2,100           (1,050)              (1,050)               -

Increase in paid-in capital                            -               -            5,870                    -            5,870

Common stock issued for cash                   3,000,000           3,000                -                    -            3,000

Common stock issued for services                  10,000              10           19,990                    -           20,000

Net loss for the year ended December 31,
 1999                                                  -               -                -              (19,179)         (19,179)
                                             ------------    ------------     ------------     ----------------     ------------

BALANCE, DECEMBER 31, 1999                     5,110,000     $     5,110      $    24,810      $       (20,229)     $     9,691
--------------------------                   ============    ============     ============     ================     ============

                 See accompanying notes to financial statements.


                                   LA INVESTMENT ASSOCIATES, INC.
                                  (FORMERLY L.A. ASSOCIATES, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                      ------------------------
                                                 CUMULATIVE FROM
                                                   JUNE 19, 1990           YEAR ENDED            YEAR ENDED
                                                  (INCEPTION) TO          DECEMBER  31,         DECEMBER 31,
                                                 DECEMBER 31, 1999            1999                  1998
                                                 -----------------     -----------------      ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                                       $         (20,229)    $          (19,179)    $             -
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     (Increase) in prepaid expenses                        (12,795)               (12,795)                  -
                                                 ------------------    -------------------    ----------------

  Net cash used in operating activities                    (33,024)               (31,974)                  -
                                                 ------------------    -------------------    ----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                      -                      -                   -
                                                 ------------------    -------------------    ----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Due to shareholder                                         5,000                  5,000                   -
  Increase in paid in capital                               24,810                 25,860                   -
  Proceeds from issued common stock                          5,110                  3,010                   -
                                                 ------------------    -------------------    ----------------

  Net cash provided by financing
   activities                                               34,920                 33,870                   -
                                                 ------------------    -------------------    ----------------

INCREASE IN  CASH AND CASH
 EQUIVALENTS                                                 1,896                  1,896                   -
                                                 ------------------    -------------------    ----------------

CASH AND CASH EQUIVALENTS -
 BEGINING OF PERIOD                                              -                      -                   -
                                                 ------------------    -------------------    ----------------

CASH AND CASH  EQUIVALENTS -
END OF PERIOD                                    $           1,896     $            1,896     $             -
----------------------------                     ==================    ===================    ================

                 See accompanying notes to financial statements.

                         LA INVESTMENT ASSOCIATES, INC.
                        (FORMERLY L.A. ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) ORGANIZATION AND BUSINESS OPERATIONS
         ----------------------------------------

         LA Investment Associates, Inc. (Formerly L.A. Associates, Inc.) ( a development stage company) ("the Company") was incorporated in Nevada on June 19,1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B) USE OF ESTIMATES
         --------------------

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (C) CASH AND CASH EQUIVALENTS
         -----------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or equivalents.

         (D) INCOME TAXES
         ----------------

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating loss. The deferred tax asset of approximately $3,000 arising from the Company's net operating loss carryforward of $20,000 at December 31,1999 has been fully offset by a valuation allowance.

                         LA INVESTMENT ASSOCIATES, INC.
                        (FORMERLY L.A. ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

         (E) EARNINGS PER SHARE
         ----------------------

         Net loss per common share for the year ended December 31, 1999 and for the period from June 19,1990 (inception) to December 31,1999 is computed based upon the weighted average common shares outstanding as defined by Financial accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31,1999.

NOTE 2 - DUE TO SHAREHOLDER
---------------------------

         The loan payable to shareholder is a non - interest - bearing loan payable to a principal stockholder arising from funds advanced to the Company. The amount is due and payable on demand.

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

         COMMON STOCK
         ------------

         The Company is authorized to issue 25,000,000 shares of common stock at $.001 par value. The Company has issued 5,110,000 shares through December 31, 1999.

NOTE 4 -  RESCISSION OF AGREEMENT AND PLAN OF REORGANIZATION
--------  --------------------------------------------------

         In June 1999, the Company was negotiating an Agreement and Plan of Reorganization with LLO-Gas, Inc., a Delaware corporation, that would have resulted in the Company acquiring 100% of LLO-Gas, Inc.'s issued and outstanding stock in consideration for common stock in the Company, therefore making LLO-Gas, Inc. a wholly owned subsidiary of the Company. In October 1999, the Company and LLO-Gas, Inc. amicably terminated negotiations. The Company is continuing to seek business opportunities.