Form 10QSB
period 2000-03-31
LA INVESTMENT ASSOCIATES INC
filed 2000-05-22
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                  -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        For the transition period from to
                                  -------------

                        Commission File Number 000-27949
                                   ----------


                         LA INVESTMENT ASSOCIATES, INC.
                                  -------------

        (Exact name of small business issuer as specified in its charter)

           Florida                                          88-0406903
  (State of other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                         LA Investment Associates, Inc.
                       2949 East Desert Inn Road, Suite 1
                             Las Vegas, Nevada 89121
                                 (702) 914-6092
                                  -------------

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 2000, 5,255,000 shares of the registrant's no par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

                              Yes   X    No

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------


                                    CONTENTS
                                    --------


    PAGE      1     INDEPENDENT ACCOUNTANTS' REPORT

    PAGE      2     BALANCE SHEET AS OF MARCH 31, 2000

    PAGE      3     STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    MARCH 31, 2000 AND FOR THE PERIOD FROM JUNE 19, 1990
                    (INCEPTION) TO MARCH 31, 2000

    PAGE      4     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD
                    FROM JUNE 19, 1990 (INCEPTION) TO MARCH 31, 2000

    PAGE    5 - 6   STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                    MARCH 31, 2000 AND FOR THE PERIOD FROM JUNE 19, 1990
                    (INCEPTION) TO MARCH 31, 2000

    PAGES   7 - 8   NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2000

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Board of Directors of:
 LA Investment Associates, Inc.


We have reviewed the accompanying balance sheet of LA Investment Associates, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended and for the period from June 19, 1990 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/S/ WEINBERG & COMPANY, P.A.



Boca Raton, Florida
May 1, 2000

                                   LA INVESTMENT ASSOCIATES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                            BALANCE SHEET
                                            -------------

                                               ASSETS
                                               ------
                                                                March 31, 2000
                                                                  (Unaudited)             December 31, 1999
                                                             ---------------------       -------------------
CURRENT ASSETS
  Cash                                                       $            109,852        $            1,896
   Subscriptions receivable                                                10,000                         -
   Prepaid attorney fees                                                   12,795                    12,795
                                                             ---------------------       -------------------

TOTAL ASSETS                                                 $            132,647        $           14,691
------------                                                 =====================       ===================

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES
   Due to shareholders                                       $                  -        $            5,000
                                                             ---------------------       -------------------
     Total Current Liabilities                                                  -                     5,000
                                                             ---------------------       -------------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000 shares
     authorized, 5,255,000 and 5,110,000 shares issued
     and outstanding at March 31, 2000 and December
     31, 1999, respectively                                                 5,255                     5,110
   Common stock to be issued, $.001 par value, 4,000
     shares                                                                     4                         -
   Additional paid in capital                                             173,661                    24,810
   Accumulated deficit during development stage                           (38,773)                  (20,229)
                                                             ---------------------       -------------------
                                                                          140,147                     9,691
     Less treasury stock at cost (5,000 shares)                            (7,500)                        -
                                                             ---------------------       -------------------

       Total Stockholders' Equity                                         132,647                     9,691
                                                             ---------------------       -------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
-----------------------------------
  EQUITY                                                     $            132,647         $          14,691
  ------                                                     =====================       ===================

                                See accompanying notes to financial statements


                                 LA INVESTMENT ASSOCIATES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF OPERATIONS
                                     -----------------------

                                                   Cumulative from June
                                                 19, 1990 (Inception) to        Three Months Ended March
                                                      March 31, 2000                    31, 2000
                                                 ------------------------      ---------------------------
INCOME                                           $                     -       $                        -
                                                 ------------------------      ---------------------------

EXPENSES:
  General and administrative                                       6,327                            1,352
  Professional fees                                               30,196                           17,069
  Telephone                                                        3,208                              935
                                                 ------------------------      ---------------------------
     Total Expenses                                               39,731                           19,356
                                                 ------------------------      ---------------------------

OTHER INCOME
  Dividend income                                                    958                              812
                                                 ------------------------      ---------------------------

NET LOSS                                         $               (38,773)      $                  (18,544)
--------
                                                 ========================      ===========================

NET LOSS PER SHARE - BASIC AND
  DILUTED                                        $                 (.017)      $                    (.004)
                                                 ========================      ===========================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED                                            2,250,921                        5,177,308
                                                 ========================      ===========================


                           See accompanying notes to financial statements

                                          LA INVESTMENT ASSOCIATES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO MARCH 31, 2000
                          ---------------------------------------------------------------
                                                                                                     ACCUMULATED
                                                                       COMMON STOCK    ADDITIONAL   DEFICIT DURING
                                              COMMON STOCK             TO BE ISSUED     PAID IN      DEVELOPMENT
                                          SHARES       AMOUNT       SHARES     AMOUNT   CAPITAL         STAGE            TOTAL
                                         --------    ---------    --------  ---------- ----------     ---------         -------
Common stock issued for cash                   100  $     100         -     $       -  $       -  $           -       $       100
                                        ----------- ----------  ----------- ---------- ---------- -----------------   ------------

Balance, December 31, 1990                     100        100         -             -          -              -               100

Common stock issued for cash                   950        950         -             -          -              -               950

Net loss for the year ended 1991              -          -            -             -          -            (1,050)        (1,050)
                                        ----------- ----------  ----------- ---------- ---------- -----------------   ------------

Balance, December 31, 1991                   1,050      1,050         -             -          -            (1,050)          -

January 1, 1992 - December 31, 1997           -          -            -             -          -              -              -
                                        ----------- ----------  ----------- ---------- ---------- -----------------   ------------

Balance, December 31, 1997                   1,050      1,050         -             -          -            (1,050)          -

October 1998, change in par value             -        (1,049)        -             -      1,049              -              -

October 1998, forward stock split
  2000:1                                 2,098,950      2,099         -             -     (2,099)             -              -

Net loss for the year ended December
  31, 1998                                    -          -            -             -          -              -              -
                                        ----------- ----------  ----------- ---------- ---------- -----------------   ------------

Balance, December 31, 1998               2,100,000      2,100         -             -     (1,050)           (1,050)          -

Capital contribution                          -          -            -             -      5,870              -             5,870

Common stock issued for cash             3,000,000      3,000         -             -          -              -             3,000

Common stock issued for services            10,000         10         -             -     19,990              -            20,000

Net loss for the year ended December
  31, 1999                                    -          -            -             -          -           (19,179)       (19,179)
                                        ----------- ----------  ----------- ---------- ---------- -----------------   ------------

Balance, December 31, 1999               5,110,000      5,110         -             -     24,810           (20,229)         9,691

Common stock issued for cash and
  subscriptions                            145,000        145        4,000          4    148,851              -           149,000

Net loss for the three months ended
  March 31, 2000                              -          -            -             -          -           (18,544)       (18,544)
                                        ----------- ----------  ----------- ---------- ---------- -----------------   ------------

BALANCE, MARCH 31, 2000                  5,255,000  $   5,255        4,000  $       4  $ 173,661  $        (38,773)   $   140,147
-----------------------                 =========== ==========  =========== ========== ========== =================   ============

                                See accompanying notes to financial statements.


                                          LA INVESTMENT ASSOCIATES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
                                             ------------------------

                                                              CUMULATIVE
                                                          FROM JUNE 19, 1990               THREE MONTHS ENDED
                                                     (INCEPTION) TO MARCH 31, 2000           MARCH 31, 2000
                                                     -----------------------------   ------------------------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net loss                                           $                    (38,773)   $                     (18,544)
  Adjustments to reconcile net loss to net
  cash used by operating  activities:
     Decrease in prepaid expenses                                           7,205                             -
                                                     -----------------------------   ------------------------------

  Net cash used by operating activities                                   (31,568)                         (18,544)
                                                     -----------------------------   ------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                                                  -                                -
                                                     -----------------------------   ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to shareholder                                                         -                              (5,000)
  Increase in paid in capital                                               4,820                             -
  Purchase of treasury shares                                              (7,500)                          (7,500)
  Proceeds from common stock issuances                                    144,100                          139,000
                                                     -----------------------------   ------------------------------
  Net cash provided by financing
   activities                                                             141,420                          126,500
                                                     -----------------------------   ------------------------------
INCREASE IN  CASH AND CASH
 EQUIVALENTS                                                              109,852                          107,956

CASH AND CASH  EQUIVALENTS -  BEGINNING OF
PERIOD                                                                       -                               1,896
                                                     -----------------------------   ------------------------------

CASH AND CASH  EQUIVALENTS -  END OF PERIOD          $                    109,852    $                     109,852
--------------------------------------------         =============================   ==============================


                               See accompanying notes to financial statements.

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During 1998, the Company issued 10,000 shares of common stock for services valued at $20,000.

During March 2000, the Company received $10,000 in exchange for 10,000 shares of common stock. The funds were returned by the bank and the individual reimbursed the Company in April 2000 (See Note 2).


                 See accompanying notes to financial statements

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000
                              --------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

         (A) ORGANIZATION AND BUSINESS OPERATIONS
         ----------------------------------------

         LA Investment Associates, Inc. (a development stage company) ("the Company") was incorporated in Nevada on June 19,1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B) BASIS OF PRESENTATION
         -------------------------

         Comparative financial statements for the three-month period ended March 31, 1999 have not been presented since the Company had no revenues, expenses, or cash flows during that period. Activity began in May 1999.

         (C) USE OF ESTIMATES
         --------------------

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

         (D) CASH AND CASH EQUIVALENTS
         -----------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or equivalents.

         (E) INCOME TAXES
         ----------------

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000
                              --------------------


         those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating loss. The deferred tax asset of approximately $5,850 arising from the Company's net operating loss carryforward of approximately $39,000 at March 31, 2000 has been fully offset by a valuation allowance.

         (F) LOSS PER SHARE
         ------------------

         Net loss per common share for the three months ended March 31, 2000 and for the period from June 19, 1990 (inception) to March 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2000.

NOTE 2 - SUBSCRIPTTION RECEIVABLE
---------------------------------

         During March 2000, the Company received $10,000 in exchange for 10,000 shares of common stock. The check was returned for insufficient funds due to an error on the part of the signor. This was corrected in April 2000 when the Company received payment for the stock and the common stock was issued. The amount owed from the individual is shown as a subscription receivable at March 31, 2000 since the cash was received by the Company prior to the issuance of the accompanying independent accountants' report.

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

         COMMON STOCK
         ------------

         The Company is authorized to issue 25,000,000 shares of common stock at $.001 par value. The Company has issued 5,255,000 shares through March 31, 2000.

ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes appearing under the caption "Financial Statements".

The Company did not have any revenues during the period from inception (June 9, 1990) to March 31, 2000. The Company incurred aggregate expenses of $39,731 from inception and $19,356 in the most recent quarter. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend income which slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had total assets of $132,647 on March 31, 2000 which came primarily from the sale of stock in private transactions. The Company believes is has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

PART II-OTHER INFORMATION

The statements in this quarterly report on Form 10-QSB that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms, and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

ITEM 2.  CHANGES IN SECURITIES

         In March 2000, the Company sold 10,000 shares of its Common Stock for $10,000. The sale was exempt from registration under the Securities Act of 1933, as amended (the "Act") by reason of Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued in the transaction are restricted securities under the Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit                                                  Description of Exhibits
-------                                                  -----------------------




(b)      Reports on Form 8-K


     None



SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            LA Investment Associates, Inc.

Date:  May 22, 2000                         /s/ Randall Prouty
-------------------                         -----------------------------------

                                            Randall Prouty
                                            President, Secretary, and Director