Form 10QSB/A
period 2000-03-31
LA INVESTMENT ASSOCIATES INC
filed 2000-06-01
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                         LA INVESTMENT ASSOCIATES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                     88-0406903
              ------                                     ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                       2949 East Desert Inn Road, Suite 1
                             Las Vegas, Nevada 89121
                             -----------------------
                     (Address of principal executive office)

                                 (702) 914-6092
                                  -------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 2000, 5,255,000 shares of the registrant's $.001 par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

                                Yes [ X ] No [ ]

This amendment to the Quarterly Report on form 10-QSB of LA Investment Associates, Inc., (the "Company"), for the fiscal quarter ended March 31, 2000 amends and modifies the Form 10-QSB as follows:

Corrections on Cover Page:

State of Incorporation:

The cover page on the Form 10-QSB incorrectly stated that the State or other jurisdiction of incorporation was Florida. The correct State of incorporation for LA Investment Associates, Inc. is Nevada.

Par Value of Stock:

The cover page on the Form 10-QSB incorrectly stated the Company's stock had no par value. The correct par value for the Company's stock is $.001 per share.

Corrections in section PART II, ITEM 2.  CHANGES IN SECURITIES:

PART II, ITEM 2 was incorrect when it stated that:

In March 2000, the Company sold 10,000 shares of its Common Stock for $10,000.

PART II, ITEM 2 is hereby corrected to read as follows:

The Company sold a total of 145,000 restricted shares in the Company at $1.00 per share during the first quarter of 2000 as follows:

Date                         Number of Shares              Purchaser
----                         ----------------              ---------
February 2, 2000             50,000                        James Emerson
February 2, 2000             50,000                        Tony Castaldi
February 25, 2000            20,000                        Ron Coletta
March 18, 2000               15,000                        Christina Murphy
March 18, 2000               10,000                        John Hampton

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

LA Investment Associates, Inc.

Date: May 30, 2000

/s/  Randall Prouty
-------------------
President, Secretary, and Director