Form 10QSB
period 2000-06-30
LA INVESTMENT ASSOCIATES INC
filed 2000-08-10
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                  -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        For the transition period from to

                                  -------------

                        Commission File Number 000-27949

                                   ----------

                         LA INVESTMENT ASSOCIATES, INC.

                                  -------------

        (Exact name of small business issuer as specified in its charter)

            Nevada                                         88-0406903
(State of other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

                         LA Investment Associates, Inc.
                       2949 East Desert Inn Road, Suite 1
                             Las Vegas, Nevada 89121
                                 (702) 914-6092

                                  -------------

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of June 30, 2000, 8,274,000 shares of the registrant's $.001 par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

                                 Yes [X] No [ ]

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------


                                    CONTENTS
                                    --------

    PAGE     1    INDEPENDENT ACCOUNTANTS' REPORT

    PAGE     2    BALANCE SHEETS AS OF JUNE 30, 2000 (UNAUDITED) AND
                  DECEMBER 31, 1999

    PAGE     3    STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED JUNE 30, 2000 AND 1999 AND FOR THE PERIOD FROM
                  JUNE 19, 1990 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

    PAGES  4 - 5  STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                  JUNE 30, 2000 AND 1999 AND FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

    PAGES  6 - 7  NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2000 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Board of Directors of:
LA Investment Associates, Inc.


We have reviewed the accompanying balance sheet of LA Investment Associates, Inc. (a development stage company) as of June 30, 2000 and the related statements of operations and cash flows for the three months and six months then ended and for the period from June 19, 1990 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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




/S/ WEINBERG & COMPANY, P.A.



Boca Raton, Florida
July 28, 2000


                              LA INVESTMENT ASSOCIATES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
                                      --------------

                                          ASSETS
                                          ------

                                                                June 30, 2000      December 31,
                                                                 (Unaudited)          1999
                                                                -------------     -------------
CURRENT ASSETS
  Cash                                                          $    100,820      $      1,896
   Loan receivable                                                    25,000              -
   Prepaid attorney fees                                              12,795            12,795
   Other current assets                                                  964              -
                                                                -------------     -------------

TOTAL ASSETS                                                    $    139,579      $     14,691
------------                                                    =============     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES
   Due to shareholders                                          $       -         $      5,000
                                                                -------------     -------------
     Total Current Liabilities                                          -                5,000
                                                                -------------     -------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000 shares
    authorized, 8,274,000 and 5,110,000 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively                                                       8,274             5,110
   Additional paid in capital                                        235,646            24,810
   Accumulated deficit during development stage                      (46,841)          (20,229)
   Stock subscription note receivable                                (50,000)             -
                                                                -------------     -------------
                                                                     147,079             9,691
     Less treasury stock at cost (5,000 shares)                        7,500              -
                                                                -------------     -------------

       Total Stockholders' Equity                                    139,579             9,691
                                                                -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    139,579      $     14,691
------------------------------------------                      =============     =============

                      See accompanying notes to financial statements


                                             LA INVESTMENT ASSOCIATES, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS
                                                ------------------------
                                                       (UNAUDITED)

                                                                                                                     Cumulative From
                                                  For the Three    For the Three    For the Six      For the Six      June 19, 1990
                                                  Months Ended     Months Ended     Months Ended     Months Ended     (Inception) to
                                                  June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999    June 30, 2000
                                                  -------------    -------------    -------------    -------------    --------------
INCOME                                            $         -      $         -      $         -      $         -      $         -
                                                  ------------     ------------     ------------     ------------     ------------

EXPENSES:
  Legal and professional fees                           7,835            2,155           24,904            2,155           38,031
  Telephone                                             1,357              964            2,292              964            4,565
  General and administrative                            1,589              152            2,941              152            7,916
                                                  ------------     ------------     ------------     ------------     ------------

TOTAL EXPENSES                                         10,781            3,271           30,137            3,271           50,512
                                                  ------------     ------------     ------------     ------------     ------------

OTHER INCOME
  Dividend income                                       1,749               71            2,561               71            2,707
  Interest income                                         964                -              964                -              964
                                                  ------------     ------------     ------------     ------------     ------------

TOTAL OTHER INCOME                                      2,713               71            3,525               71            3,671
                                                  ------------     ------------     ------------     ------------     ------------

NET LOSS                                          $    (8,068)     $    (3,200)     $   (26,612)     $    (3,200)     $   (46,841)
--------                                          ============     ============     ============     ============     ============

Net loss per common share - basic and diluted     $     (0.01)     $     (0.01)     $     (0.01)     $     (0.01)     $     (0.02)
                                                  ============     ============     ============     ============     ============

Weighted average number of common shares
  outstanding - basic and diluted                   8,172,244        2,100,000        6,666,503        2,100,000        2,414,787
                                                  ============     ============     ============     ============     ============


                                     See accompanying notes to financial statements


                                        LA INVESTMENT ASSOCIATES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                           ------------------------
                                                  (UNAUDITED)

                                                                                                 Cumulative From
                                                                For the Six      For the Six      June 19, 1990
                                                                Months Ended     Months Ended     (Inception) to
                                                                June 30, 2000    June 30, 1999    June 30, 2000
                                                                --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $     (26,612)   $      (3,200)   $     (46,841)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
  Decrease in prepaid expenses                                             -                -             7,205
  Increase in other current assets                                       (964)              -              (964)
  Increase in accounts payable                                             -             2,259               -
                                                                --------------   --------------   --------------

  Net cash used by operating activities                               (27,576)            (941)         (40,600)
                                                                --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan receivable                                                     (25,000)              -           (25,000)
                                                                --------------   --------------   --------------

CASH FLOWS FROM  FINANCING ACTIVITIES:
  Due to shareholder                                                   (5,000)              -                -
  Increase in paid in capital                                            -               4,370            4,820
  Purchase of treasury shares                                          (7,500)              -            (7,500)
  Proceeds from common stock issuances                                164,000               -           169,100
                                                                --------------   --------------   --------------

  Net cash provided by financing activities                           151,500            4,370          166,420
                                                                --------------   --------------   --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  98,924            3,429          100,820

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         1,896               -                -
                                                                --------------   --------------   --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $     100,820    $       3,429    $     100,820
                                                                ==============   ==============   ==============

                                See accompanying notes to financial statements.

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

In April 2000, the Company issued 3,000,000 shares of common stock in exchange for a note receivable of $50,000.

During 1998, the Company issued 10,000 shares of common stock for legal services valued at $20,000 of which $7,205 has been charged to operations and $12,795 has been recorded as a prepaid expense.










                 See accompanying notes to financial statements

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 1   BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-SB/A2 filed on April 21, 2000.

NOTE 2   LOAN RECEIVABLE
------   ---------------

         On May 12, 2000, the Company entered into a letter of intent with Baja Timber S.A. ("Baja"), a Mexican corporation whereby the Company will provide financing in the form of loans totaling $25,000 to Baja as a means of financing Baja projects. The loan to Baja bears interest at the rate of 15% per annum and shall be for a term of 48 months or as otherwise agreed upon by the parties. The loan is secured by a Baja Timber stock option which gives the Company the right to purchase 50% of the issued and outstanding shares of Baja in exchange for 500,000 restricted common shares in the Company.

NOTE 3   SUBSCRIPTIONS RECEIVABLE
------   ------------------------

         In April 2000, the Company issued 3,000,000 shares of common stock in exchange for a $50,000 promissory note due in April 2001 and bearing interest at 8% per annum. The $50,000 subscription note receivable is shown as a reduction from stockholders' equity.

         During March 2000, the Company received $10,000 in exchange for 10,000 shares of common stock. The check was returned for insufficient funds due to an error on the part of the signor. This was corrected in April 2000 when the Company received payment for the stock and the common stock was issued. The amount owed from the individual was shown as a subscription receivable at March 31, 2000.

                         LA INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 4   STOCKHOLDERS' EQUITY
------   --------------------

         COMMON STOCK
         ------------

         The Company is authorized to issue 25,000,000 shares of common stock at $.001 par value. The Company has issued 8,274,000 shares through June 30, 2000.

ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes appearing under the caption "Financial Statements".

The Company did not have any revenues during the period from inception (June 9, 1990) to June 30, 2000. The Company incurred aggregate expenses of $50,512 from inception. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend and interest income that slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had total assets of $139,579 on June 30, 2000 which came primarily from the sale of stock in private transactions and which assets included $100,820 in cash and a $25,000 loan receivable from Baja Timber. The Company believes it has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise substantial additional capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues adequate to fund its operations in the absence of other sources.

On May 12, 2000 the Company entered into a Letter of Intent with Baja Timber wherein it agreed to lend a total of $25,000 to Baja Timber. Note 3 provides details pertinent to the loan. However, management hereby discloses that the public should consider the loan as risk money spent in an effort to bring what could be a significant transaction to the table. There is a possibility that these funds may not be recovered if significant other funding for the project is not obtained.

PART II-OTHER INFORMATION

The statements in this quarterly report on Form 10-QSB that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainty which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms, and deployment of capital; business abilities and judgment personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any person, that the expectations of the Company can be achieved.

ITEM 2.  CHANGES IN SECURITIES

         On April 4, 2000, the Company issued 19,000 shares of its restricted Common Stock to two individuals against a purchase price of $19,000. Again on April 3, 2000 an additional 3,000,000 restricted common shares were sold to Randall Prouty, currently the main officer and director of the Company, for a $50,000 promissory note and other good and valuable consideration. These sales were exempt from registration under the Securities Act of 1933, as amended (the "Act") by reason of Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued in the transaction are restricted securities under the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit                       Description of Exhibits
-------                       -----------------------

   27                         Financial Data Schedule

(b)  Reports on Form 8-K

     None


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LA Investment Associates, Inc.

Date:  August 9, 2000                         /s/ Randall Prouty
---------------------                         ----------------------------------
                                              Randall Prouty
                                              President, Secretary, and Director