Form 10QSB
period 2000-09-30
WORLD ASSOCIATES INC/NV/
filed 2000-11-13
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Sept 30, 2000
                                                 -------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number 000-27949
                                               ---------


                             WORLD ASSOCIATES, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      88-0406903
  (State of other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                             World Associates, Inc.
                       2949 East Desert Inn Road, Suite 1
                             Las Vegas, Nevada 89121

                                 (702) 914-6092
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of September 30, 2000, 8,274,000 shares of the registrant's $.001 par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

                                 Yes [X] No [ ]

                             WORLD ASSOCIATES, INC.
                    (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

                             WORLD ASSOCIATES, INC.
                    (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


    PAGE      1        INDEPENDENT ACCOUNTANTS' REPORT

    PAGE      2        BALANCE SHEETS AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND
                       DECEMBER 31, 1999

                       STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
                       NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                       FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO
                       SEPTEMBER 30, 2000
    PAGE      3        (UNAUDITED)

    PAGES   4 - 5      STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                       SEPTEMBER 30, 2000 AND 1999 AND FOR THE PERIOD FROM
                       JUNE 19, 1990 (INCEPTION) TO SEPTEMBER 30, 2000
                       (UNAUDITED)

    PAGES   6 - 7      NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
                       (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Board of Directors of:
   World Associates, Inc.


We have reviewed the accompanying balance sheet of World Associates, Inc. (formerly LA Investment Associates, Inc.) (a development stage company) as of September 30, 2000 and the related statements of operations and cash flows for the three months and nine months then ended and for the period from June 19, 1990 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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




/S/ WEINBERG & COMPANY, P.A.



Boca Raton, Florida
November 1, 2000


                             WORLD ASSOCIATES, INC.
                    (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------

                                                                        September 30,
                                                                             2000       December 31,
                                                                         (Unaudited)       1999
                                                                          ----------    ----------
CURRENT ASSETS
  Cash                                                                    $  50,252     $   1,896
   Loan receivable                                                           25,000             -
   Prepaid attorney fees                                                     12,795        12,795
   Other current assets                                                       1,972             -
                                                                          ----------    ----------
     Total Current Assets                                                    90,019        14,691

OTHER ASSETS
  Deposit on asset purchase                                                   5,000             -
                                                                          ----------    ----------

TOTAL ASSETS                                                              $  95,019     $  14,691
                                                                          ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Due to shareholders                                                    $       -     $   5,000
                                                                          ----------    ----------
     Total Current Liabilities                                                    -         5,000
                                                                          ----------    ----------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000 shares
    authorized, 8,274,000 and 5,110,000 shares issued and
    outstanding at September 30, 2000 and
    December 31, 1999, respectively                                           8,274         5,110
   Additional paid in capital                                               235,646        24,810
   Accumulated deficit during development stage                             (91,401)      (20,229)
  Stock subscription note receivable                                        (50,000)            -
                                                                          ----------    ----------
                                                                            102,519         9,691
     Less treasury stock at cost (5,000 shares)                               7,500             -
                                                                          ----------    ----------

       Total Stockholders' Equity                                            95,019         9,691
                                                                          ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  95,019     $  14,691
                                                                          ==========    ==========

                 See accompanying notes to financial statements

                                            WORLD ASSOCIATES, INC.
                                   (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                           ------------------------
                                                  (UNAUDITED)
                                                                                                          Cumulative From
                                            For the Three   For the Three   For the Nine    For the Nine   June 19, 1990
                                            Months Ended    Months Ended    Months Ended    Months Ended   (Inception) to
                                            September 30,   September 30,   September 30,   September 30,   September 30,
                                               2000            1999             2000            1999           2000
                                            ------------    ------------    ------------    ------------    ------------
INCOME                                      $         -     $         -     $         -     $         -     $         -
                                            ------------    ------------    ------------    ------------    ------------

EXPENSES:
  Legal and professional fees                     1,000           4,972          25,904           7,127          39,031
  Telephone                                         499             655           2,791           1,619           5,064
  General and administrative                        945           2,033           3,886           2,185           8,861
                                            ------------    ------------    ------------    ------------    ------------

TOTAL EXPENSES                                    2,444           7,660          32,581          10,931          52,956
                                            ------------    ------------    ------------    ------------    ------------

OTHER INCOME/(EXPENSE)
  Dividend income                                 1,292              53           3,853             124           3,999
  Interest income                                 1,008               -           1,972               -           1,972
  Net expenses incurred in
    connection with asset purchase              (44,416)              -         (44,416)              -         (44,416)
                                            ------------    ------------    ------------    ------------    ------------

TOTAL OTHER INCOME/(EXPENSE)                    (42,116)             53          38,591             124         (38,445)
                                            ------------    ------------    ------------    ------------    ------------

NET LOSS                                    $   (44,560)    $    (7,607)    $   (71,172)    $   (10,807)    $   (91,401)
                                            ============    ============    ============    ============    ============

Net loss per common share -
  basic and diluted                         $     (0.01)    $     (0.00)    $     (0.01)    $     (0.01)    $     (0.04)
                                            ============    ============    ============    ============    ============

Weighted average number of common shares
  outstanding - basic and diluted             8,274,000       2,100,000       7,208,223       2,100,000       2,575,889
                                            ============    ============    ============    ============    ============


                                See accompanying notes to financial statements


                             WORLD ASSOCIATES, INC.
                    (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)

                                                                              CUMULATIVE FROM
                                                   FOR THE NINE  FOR THE NINE  JUNE 19, 1990
                                                   MONTHS ENDED  MONTHS ENDED (INCEPTION) TO
                                                   SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                      2000          1999          2000
                                                   ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (71,172)    $ (10,807)    $ (91,401)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
  Decrease in prepaid expenses                             -             -         7,205
  Increase in other current assets                    (1,972)            -        (1,972)
  Increase in deposit on asset purchase               (5,000)            -        (5,000)
  Increase in accounts payable                             -         2,176             -
                                                   ----------    ----------    ----------

  Net cash used by operating activities              (78,144)       (8,631)      (91,168)
                                                   ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan receivable                                    (25,000)            -       (25,000)
                                                   ----------    ----------    ----------

CASH FLOWS FROM  FINANCING ACTIVITIES:
  Due to shareholder                                  (5,000)        2,000             -
  Increase in paid in capital                              -         5,870         4,820
  Purchase of treasury shares                         (7,500)            -        (7,500)
  Proceeds from common stock issuances               164,000         3,000       169,100
                                                   ----------    ----------    ----------

  Net cash provided by financing activities          151,500        10,870       166,420
                                                   ----------    ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                 48,356         2,239        50,252

CASH AND CASH EQUIVALENTS -
   BEGINNING  OF PERIOD                                1,896             -             -
                                                   ----------    ----------    ----------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                    $  50,252     $   2,239     $  50,252
                                                   ==========    ==========    ==========


                 See accompanying notes to financial statements

                             WORLD ASSOCIATES, INC.
                    (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)



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




                 See accompanying notes to financial statements

                             WORLD ASSOCIATES, INC.
                    (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                            ------------------------

NOTE 1   BASIS OF PRESENTATION
------------------------------

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

         On September 19, 2000, the company filed the necessary documents with the State of Nevada to change its name from LA Investment Associates, Inc. to World Associates, Inc., (the "Company").

         For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-SB/A2 filed on April 21, 2000.

NOTE 2   LOAN RECEIVABLE
------------------------

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

NOTE 3   SUBSCRIPTIONS RECEIVABLE
---------------------------------

         In April 2000, the Company issued 3,000,000 shares of common stock in exchange for a $50,000 promissory note due in April 2001 and bearing interest at 8% per annum. The $50,000 subscription note receivable is shown as a reduction from stockholders' equity.

NOTE 4   STOCKHOLDERS' EQUITY
-----------------------------

         COMMON STOCK
         ------------

         The Company is authorized to issue 25,000,000 shares of common stock at $.001 par value. The Company has issued 8,274,000 shares through September 30, 2000.

NOTE 5   ASSET PURCHASE AGREEMENT
---------------------------------

         On August 11, 2000, HomeTrend, Inc. entered into an agreement to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The purchase price of $200,000 is to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 to be paid by November 20, 2000. World Associates, Inc. agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with HomeTrend, Inc., to raise funds to close the asset purchase and fund a plan of operations. The transaction is also collateralized by 102,000 shares of the Company's stock, which is owned by several shareholders. As of September 30, 2000, the Company has expended $49,416, of which $44,416 has been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. World Associates, Inc. took an assignment of HomeTrend, Inc.'s agreement to acquire the Pyromid assets as security for this transaction. HomeTrend has agreed to fund a portion of the acquisition and operational costs in addition to World Associates, Inc.

ITEM II- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes appearing under the caption "Financial Statements".

The expenses reflected in the company's financial statements come from evaluating proposed transactions and the cost of maintaining a fully reporting public company. The Company had minor amounts of dividend and interest income that slightly reduced its loss from the amount of expenses incurred.

The Company had total assets of $95,019 on September 30, 2000 of which approximately $50,000 were cash assets. The Company believes it has sufficient resources to meet its needs while evaluating business opportunities. The Company expects to collect the outstanding stock receivable which would provide further resources to meet working capital requirements. These funds should provide sufficient resources to maintain Company operations this time.

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

Funds spent by the company during its development stage should be considered risk funds. That is, they are funds spent to cover the administrative cost of maintaining a public company or funds spent as risk money for due diligence expenses, deposits or other transactional costs while investigating transactions.

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

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms, and deployment of capital necessary for operations, acquisition or other necessities; business abilities and the judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations; where. Although the Company believes that the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any person, that the expectations of the Company can be achieved.

ITEM 2.  CHANGES IN SECURITIES

There are no changes since the last reporting period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit          Description of Exhibits
-------          -----------------------

     None

(b)      Reports on Form 8-K

     None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          World Associates, Inc.

Date:  November 9, 2000                   /s/ Randall Prouty
-----------------------                   ------------------------------
                                          Randall Prouty
                                          President, Secretary, and Director