Form 10KSB
period 2000-12-31
WORLD ASSOCIATES INC/NV/
filed 2001-04-16
CIK 1092531

FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                             WORLD ASSOCIATES, INC.
                 (Name of Small Business Issuer in its charter)

        NEVADA                                          88-040690
       (State)                              (I.R.S. Employer Identification No.)

              2949 Dessert Inn Road, Suite 0ne, Las Vegas, NV 89121
               (Address of principal executive offices) (Zip Code)

                            Issuer's telephone number
                                 (702) 914-6092

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days is $10,000 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in Release No. 33-7419 (P. 85,938), effective June 13, 1997, 62 F.R. 26387.]

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

Yes .X..    No ...

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 31, 2001 there were 43,296,000 common shares issued of which 37,296,000 common shares are outstanding.

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

ITEM 1.  DESCRIPTION OF BUSINESS: BUSINESS DEVELOPMENT SINCE INCEPTION:

World Associates, Inc., formerly LA Investment Associates, Inc. (the "Company") was incorporated in Nevada on June 19, 1990, under the name of American Long Distance Services, Inc. The Company's founders were Linda Friedman and Barry Friedman, none of whom have been associated in any capacity with the Company since February 1991. Thereafter the officers of the Company were Paul W. Andre,
M. Paula Rowe, and Sandra J. Andre, none of whom have been associated with the Company since May 1999. The Company changed its name to LA Associates, Inc. in August 1990, and then to LA Investment Associates, Inc. on October 19, 1998. On September 19, 2000 the Company changed its name to World Associates, Inc. and its symbol changed to WAIV. As of December 31, 2000, the Company has received no revenues from business operations.

On August 11, 2000, HomeTrend, Inc. entered into an agreement to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The purchase price of $200,000 is to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. World Associates, Inc. agreed to provide some funds toward the purchase of these assets, to fund a portion of the operational expenses and use its best efforts, along with HomeTrend, Inc., to raise funds to close the asset purchase and fund a plan of operations. The transaction is collateralized by 408,000 shares (see Note 8) of the Company's stock, which is owned by several shareholders. As of December 31, 2000, the Company has expended $72,462, of which $67,462 has been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. World Associates, Inc. took an assignment of HomeTrend, Inc.'s agreement to acquire the Pyromid assets as security for the funds it invested when HomeTrend failed to fund any portion of operations or make payments toward the purchase of the Pyromid Assets as required. The Company ceased funding operations and is waiting for HomeTrend to fund its share of operations for Pyromid. HomeTrend is currently in default on its agreement to acquire the Pyromid Assets and its agreement with the Company, although it is attempting to put up collateral it was obligated to provide under its agreement with the Company. It will require significant investment before these assets could be put into production creating a viable operating business.

The Pyromid assets include the tools and dyes to manufacture an entire line of high quality stainless steel, universal fuel stoves along with some inventory and raw materials. Universal fuel stoves can burn any bio-mass fuel. This might include sticks, twigs, charcoal briquettes or other simple freely available fuel. These products are useful during emergencies, disaster preparedness and other recreational uses. The stoves fold flat and are portable. They can heat to very high temperatures using only fuel that can be collected from foliage debris. The Red Cross has used these products to respond to disaster situations. The Red Cross also set up a special nonprofit fund, the first of its type, so money can be donated (the donor gets a tax deduction) that is used to purchase and stock pile pyromid products in response to disaster situations. These products require NO petrochemical fuel to operate. There is a fully equipped factory already tooled to produce these products in Eugene, Oregon. They could be produced abroad at a lower cost. Several million dollars was spent on this Pyromid, Inc. to bring the products to market before it filed for bankruptcy.

On November 12, 2000 the Company entered into an agreement with Vanguard Space Corporation ("Vanguard") and David R. Scott ("DRS"). Pursuant to the agreement the Company was to provide $1.6 million to fund Vanguard's Remote Cockpit project in return for 51% ownership of International Space and Technology, Inc. ("IST"). IST was to contain patents and technology transferred by DRS. One Remote Cockpit unit was to be built and used for various missions. Prior to the agreement IST was a wholly owned subsidiary of the Company that the parties agreed to use for the transaction. IST remains a wholly owned subsidiary at this time. The Company advanced Vanguard $125,000 and also issued 1,000,000 (4,000,000 post-split shares, see Note 7) shares of restricted common stock in exchange for 15% of the outstanding stock of Vanguard. The contract called for $500,000 payment by November 17, 2000 and the balance in 60 days. It was not possible to meet those terms so the Company requested and received an extension of the agreement for which it issued an additional 50,000 (200,000 post split) shares of restricted stock as consideration. On December 31, 2000 Vanguard terminated the agreement with the Company so it could pursue other options for funding since the Company could not provide the financing at that time. To date the Company has received 500,000 (2,000,000 post split) shares back from DRS and assurance that the remaining shares 500,000 (2,000,000 post split) and the 50,000 (200,000 post split) shares given for the extension are in process and are being returned. Matters relating to the stock issued in connection with the proposed transaction are still pending including stock powers to transfer Company shares back. During this interim period the Vanguard stock issued to the Company in exchange for its shares was completely written off by our auditors since no financial statements were available to the Company to establish a value on the Vanguard shares as of the date of this filing. If and when the shares of the respective parties are returned as anticipated this write down will be subject to revision. The Company anticipates that the $125,000 advanced to Vanguard may either by returned or converted to equity in Vanguard projects on some terms. The funds advanced to Vanguard were made available to the Company by its President and majority shareholder. Since the disposition of the funds could not be determined as of the date of this filing the Company assigned any right to this receivable to back to the majority shareholder in return for being released from its Note to the Company. Vanguard and the Company have remained in contact. In the event the Company is able to obtain funding the parties may pursue other Vanguard related opportunities. To date the Company has not been able to obtain commitments for this funding due to poor market conditions.

The Company continues to locate and negotiate with a business entity for a merger, or some other business combination, of that target into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 30 hours per month to the business of the Company. The Company's President and majority shareholder has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance. Notwithstanding the combined limited experience and limited time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST-GENERAL. The Company's President may participate in other ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. See "ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

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

REGULATION. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company does not intend to be engaged in the business of investing or trading in securities. However, if as a result of acquisitions, the Company does hold passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. (See "Acquisition Restrictions")

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require the Company's majority shareholder to sell or transfer all or a portion of the Company's common stock held by him, and to resign as a member of the Board of Directors and an officer of the Company. The resulting change in control of the Company could result in removal of the current president and majority shareholder and the other directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

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

The Company has no full time employees. The Company's majority shareholder and its President and a Director has agreed to allocate a portion of his time to the activities of the Company, without compensation to the date of this filing. He anticipates that the business plan of the Company can be implemented by his devoting approximately 30 hours per month to the business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by him. He expects in the future to become involved with other companies which have a business purpose similar to that of the Company. A conflict may arise in the event that another company, or a company to be formed, with which management is affiliated seeks a target business. See "ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS." The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

The Company expects to consummate a transaction with a viable candidate in the next twelve months, but there is no assurance this will take place. The Company continues to keep aware of potential acquisition targets through a network of contacts, by attending information sessions about companies and by researching opportunities.

GENERAL BUSINESS PLAN

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. The Company's sole officer anticipates that it will be able to participate in only one business venture because the Company has nominal assets and limited financial resources. See PART F/S, "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the sole officer of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reports to be filed under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

The sole officer of the Company, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon his own efforts in accomplishing the business purposes of the Company. It is anticipated that outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has limited cash assets with which to pay such obligation. The Company may pay all or some of such consultant's or advisor's fee with previously authorized but unissued shares.

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

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's sole officer and majority shareholder may, as part of the terms of the acquisition transaction resign and be replaced by one or more new directors without a vote of the Company's shareholders or may sell his stock in the Company.

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

The Company's sole officer and majority shareholder has provided funds needed for operations to date together with other sales of restricted securities. The current cash requirements of the Company are minimal, less than $25,000 per year.

There is no minimum or maximum amount such shareholder, or any other shareholder, may advance to the Company. The Company may call on its shareholders or use its stock to cover expenses if necessary. Should funds to cover expenses become unavailable there is a risk the Company would no longer be able to function or could lose it status as a public company.

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

ITEM 3.  DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its sole officer at no cost to the Company. The sole officer agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 4. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: GENERAL

The Company has not transacted business from formation through December 31, 2000 and had a net loss of ($538,534) for the period. The Company had nominal assets at December 31, 2000. The Company's ability to acquire a business is dependent on its raising financing through the sale of equity and/or debt securities.

ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The number of shares of common stock owned by its Company directors, officers and by each person who owns legally and beneficially more than five percent of the Company's issued and outstanding common stock as of December 31, 2000 is shown below. Unless otherwise indicated all ownership is both legal and beneficial.

NAME AND ADDRESS                  # OF SHARES              PERCENTAGE
-------------------     ------------------------------     -----------
Randall Prouty
c/o World Associates, Inc.            24,000,000            64.38%
2949 E. Dessert Inn Road Suite One
Las Vegas, NV  89121

Jonathan Lichtman
c/o World Associates, Inc.            1,200,000              3.22%
2949 E. Dessert Inn Road Suite One
Las Vegas, NV  89121

Stephen Danner
c/o World Associates, Inc.            1,200,000              3.22%
2949 E. Dessert Inn Road Suite One
Las Vegas, NV  89121

All Executive Officers and Directors
as a Group (1 person)                26,400,000             70.82%


ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

NAME                       AGE            POSITIONS               DIRECTOR SINCE
---------------            ---            ---------               --------------
Randall Prouty             48             Pres, Sec, Dir          May 1999
Jonathan Lichtman          47             Director                December 2000
Stephen Danner             46             Director                December 2000

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

Randall Prouty - Biography
--------------------------

In 1997 Mr. Prouty co-founded Advanced Communication Technologies, Inc., (OTC:BB
ADVC), a telecommunications company involved in developing next generation wireless equipment for teleco level use, and where he still a shareholder and serves as a Director. And finally, he is the sole owner of Bristol Capital, Inc., a firm active in consulting and business development work for companies seeking access to capital markets, and through which he is incubating other business ventures. Mr. Prouty was exposed the public markets in the early 1990's while assembling commercial real estate assets used to back REMICs (mortgage backed securities) offered by Donaldson, Lufkin and Jenrette and others. Mr. Prouty is a licensed real estate and mortgage broker in the State of Florida and is considered an expert in real estate finance. Mr. Prouty has a technical background that includes being a qualified webmaster and hostmaster and has experience developing e-businesses on the web while the CEO of an interactive media company and as an independent entrepreneur.

Jonathan Lichtman - Biography
-----------------------------
Mr. Lichtman was appointed a Director of the Company on December 1, 2000, and is currently an attorney with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions including real estate syndications. Mr. Lichtman is also currently a general partner and owner of numerous real estate partnerships in New York, North Carolina and Florida. Prior to forming his current firm, Mr. Lichtman was an attorney since 1988 with English, McCaughan & O'Bryan, P.A., where he performed legal work for domestic and international clients. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York. He is a Director and general counsel for Advanced Communications Technologies, Inc., a public corporation trading on the OTC Bulletin Board that currently is developing technology for wireless communications.

Stephen Danner - Biography
--------------------------

He has more than 20 years of experience in both national and regional public accounting firms and is a partner in Kane, Hoffman, & Danner, PA. Mr. Danner has a diverse tax and financial planning practice and is considered an expert in the area of tax and estate planning. His firm is also a member of the SEC Practice Section of the AICPA. He is a past president of Carrfour Corporation (a nonprofit developer of permanent housing for the homeless), past president of The Epilepsy Foundation of South Florida, member of the Greater Miami Chamber of Commerce's Board of Governors and a past president of the Greater Miami Tax Institute.

BLANK CHECK COMPANIES

Mr. Prouty has not been, nor is he currently an officer, director, or control person of a blank check company other than the Company.

CONFLICTS OF INTEREST

The Company's President and Director may organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officer and director is engaged in other business activities, Management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to Management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The terms of a business combination may provide for payment by cash or otherwise to the current shareholders of the Company for the purchase of their common stock of the Company by a target business. The current shareholders would directly benefit from such payment. Such benefits may influence Management's choice of a target business.

Upon a merger or other transaction with the Company some of the common stock owned by the majority shareholder may be purchased. The amount of common stock sold cannot be determined at this time.




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

ITEM 7. EXECUTIVE COMPENSATION.

The Company's President and majority shareholder has not received any compensation for his services to date. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company. There has been a resolution past to provide compensation in the amount of 50,000 common shares to each of the Directors of the Company for serving for a period of one current year. These shares have not been issued as of the date of this filing.

ITEM 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 3, 2000 the Company issued a total of 3,000,000 shares of Common Stock (12,000,000 post split) in consideration for a $50,000 promissory note to the Company.

NAME                           NUMBER OF SHARES             CONSIDERATION
---------------------          -----------------         ----------------------

Randall Prouty (1)                3,000,000              $50,000 Promissory Note

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

ITEM 9. DESCRIPTION OF SECURITIES.

The following statements summarized the material provision of the certificate of incorporation and bylaws. The authorized capital stock of the Company was increased on October 17, 2000 to 125,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share. Reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this initial registration statement.

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

PART II

ITEM 1. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted under the stock symbol "WAIV" on the OTC Pink Sheets. The following table sets forth the approximate high and low bid and asked quotations for the Company's Common Stock for the four quarters ended December 31, 2000. These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

Quarter ended:               High Bid      Low Bid        High Ask       Low Ask
--------------               --------      -------        --------       -------

January 1, 2000 THRU          .60           .20             .65           .25
March 31, 2000

April 1, 2000 THRU            .65           .20             .75           .25
June 30, 2000

July 1, 2000 THRU             .75           .50             .75           .50
September 30, 2000

September 30, 2000 THRU       .65           .20             .75           .25
December 31, 2000

Recent Prices:

Jan 2, 2001 THRU               .08          .01             .10           .02
March 31, 2001

The closing high bid and low asked quotations for the Company's common stock on March 31, 2001 was $.01 and $.03 respectively.

NUMBER OF STOCKHOLDERS. As of December 31, 2000, the Company had sixty three
(63) stockholders of record and an estimated 100 beneficial shareholders.

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

(b) Holders. There are approximately sixty three (63) holders of the Company's Common Shares on December 31, 2000 with a total of 37,296,000 Common Shares of $.001 per value stock issued.

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

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

During the past year, the Company has sold securities which were not registered as follows:


DATE                   NAME                         NUMBER       CONSIDERATION
----                   ----                         ------       -------------
2/9/00                 James Emerson                200,000          $50,000
2/9/00                 Tony Castaldi                200,000          $50,000
2/25/00                Ron Coletta                   80,000          $20,000
3/18/00                Christina Murphy              60,000          $15,000
3/18/00                John Hampton                  40,000          $10,000
4/6/00                 Jack Halperin                 60,000          $15,000
4/6/00                 Rives McDow                   12,000           $4,000
4/3/00                 Randall Prouty            12,000,000          $50,000 Promissory Note (1)
11/12/00               David R. Scott             2,000,000             7.5% equity in Vanguard Space Corporation (2)
11/12/00               John T. Beyenka and
                       Susan L. Popov             2,000,000             7.5% equity in Vanguard Space Corporation (2)
12/10/00               David R. Scott                50,000           Extension on Agreement with Vanguard (3)
12/6/00                World Associates, Inc.     6,000,000           Issued to raise equity for Vanguard deal (4)

--------------
(1) Mr. Prouty is the majority shareholder, the sole Officer and a Director of the Company. See Financial Statements Note 3
(2) These shares were issued in exchange for a portion of the equity in Vanguard Space Corporation pursuant to an agreement between David R. Scott, Vanguard Space Corporation and World Associates, Inc. See Financial Statements Note 7
(3) The Venture Agreement signed with Vanguard Space Corporation was extended. These shares were issued as consideration for that extension.
(4) These shares were issued in the name of the Company and were to be sold to finance Vanguard Space Corporation projects. To date these shares are still in the name of the Company and remain unsold. In the event they are not they shall be returned to the Company's transfer agent for cancellation.

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

1. Consolidated Balance sheet as of December 31, 2000.

2. Consolidated Statements of operations for the year ended December 31, 2000 and 1999 and for the period from June 19, 1990 (inception) to December 31,2000.

3. Statement of changes in stockholder equity for the Period from June 19, 1990 (inception) Through December 31, 2000.

4. Consolidated Statement of cash flows for the year ended December 31, 2000 and 1999 and the Period from June 19, 1990 (inception) Through December 31, 2000.

5. Notes to financial statements as of December 31, 2000.

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

WORLD ASSOCIATES, INC.
By: Randall Prouty                            Date:  April 16, 2001
----------------------------                  ----------------------
/s/ Randall Prouty, President

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

                       WORLD ASSOCIATES, INC. & SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE       1      INDEPENDENT AUDITORS' REPORT

PAGE       2      CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE       3      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                  DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM JUNE 19,
                  1990 (INCEPTION) TO DECEMBER 31, 2000

PAGE       4      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO
                  DECEMBER 31, 2000

PAGE     5 - 6    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM JUNE 19,
                  1990 (INCEPTION) TO DECEMBER 31, 2000

PAGES    7 - 10   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31
                  2000

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
  World Associates, Inc. and Subsidiary

We have audited the accompanying balance sheet of World Associates, Inc. and Subsidiary (formerly L.A. Investment Associates, Inc.) (a Development Stage Company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended and for the period from June 19, 1990 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of World Associates, Inc. and Subsidiary (formerly L.A. Associates, Inc.) (a development stage company) as of December 31, 2000, and the results of their operations and their cash flows for each of the two years then ended and for the period from June 19, 1990 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.



WEINBERG & COMPANY, P.A.



Boca Raton, Florida
March 13, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                             -----------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                $  21,546
  Loan receivable                                                        25,000
  Other current assets                                                    5,029
                                                                      ----------
     Total current assets                                                51,575
                                                                      ----------

OTHER ASSETS
  Due from stockholder                                                   25,000
  Deposit on asset purchase                                               5,000
                                                                      ----------
     Total Other Assets                                                  30,000
                                                                      ----------

TOTAL ASSETS                                                          $  81,575
------------                                                          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                   $  10,612
   Due to shareholder                                                    19,306
                                                                      ----------
     Total Current Liabilities                                           29,918
                                                                      ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000
     shares authorized, none issued or outstanding
   Common stock, $.001 par value, 125,000,000 shares authorized,
     37,296,000 issued and outstanding                                   37,296
  Additional paid in capital                                            605,624
  Accumulated deficit during development stage                         (558,763)
  Stock subscription note receivable                                    (25,000)
                                                                      ----------
                                                                         59,157
  Less treasury stock (5000 shares)                                      (7,500)
                                                                      ----------
     Total Stockholders' Equity                                          51,657
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  81,575
------------------------------------------                            ==========

          See accompanying notes to consolidated financial statements.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                      Cumulative From
                                                       June 19, 1990
                                                       (Inception) To  Year Ended      Year Ended
                                                       December 31,    December 31,    December 31,
                                                            2000           2000             1999
                                                       -------------   -------------   -------------
INCOME                                                 $          -    $          -    $          -
                                                       -------------   -------------   -------------

EXPENSES
  General and administrative                                 58,944          51,696           6,198
  Professional fees                                          61,395          48,268          13,127
                                                       -------------   -------------   -------------
     Total Expenses                                         120,339          99,964          19,325
                                                       -------------   -------------   -------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                                9,630           9,484             146
  Interest expense                                             (592)           (592)
  Loss on investment security                              (380,000)       (380,000)
  Net expenses incurred in connection with asset
    purchase                                                (67,462)        (67,462)             --
                                                       -------------   -------------   -------------
     Total Other Expense                                   (438,424)       (438,570)            146
                                                       -------------   -------------   -------------

NET LOSS                                               $   (558,763)   $   (538,534)   $    (19,179)
--------                                               =============   =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED                 $      (0.05)   $      (0.02)   $      (0.01)
                                                       =============   =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING
 THE PERIOD - BASIC AND DILUTED                          10,837,956      29,159,257      10,775,671
                                                       =============   =============   =============

          See accompanying notes to consolidated financial statements.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2000
       ------------------------------------------------------------------

                                                                          Additional
                                                       Common Stock         Paid-In      Treasury
                                                  Shares       Amount       Capital        Stock
                                                -----------  -----------  -----------   -----------
Common stock issued for cash                       800,000   $      800   $     (700)   $       --

Common stock issued for cash                     7,600,000        7,600       (6,650)           --

Net loss for the year ended 1991                        --           --           --            --

January 1, 1992 - December 31, 1998                     --           --           --            --

Increase in paid-in capital                             --           --        5,870            --

Common stock issued for cash                    12,000,000       12,000       (9,000)           --

Common stock issued for services                    40,000           40       19,960            --

Net loss for the year ended December 31, 1999           --           --           --            --
                                                -----------  -----------  -----------   -----------

Balance, December 31, 1999                      20,440,000       20,440        9,480            --

Common stock issued for cash                       656,000          656      163,344            --

Common stock subscribed                         12,000,000       12,000       38,000            --

Stockholder loan applied to subscription                --           --           --            --

Common stock issued for service                    200,000          200       18,800            --

Common stock issued for acquisition              4,000,000        4,000      376,000            --

Treasury stock acquired (5,000 shares)                  --           --           --        (7,500)

Net loss for the year ended December 31, 2000           --           --           --            --
                                                -----------  -----------  -----------   -----------

BALANCE, DECEMBER 31, 2000                      37,296,000   $   37,296   $  605,624    $   (7,500)
--------------------------                      ===========  ===========  ===========   ===========

(CONTINUED)


                                                 Accumulated
                                               Deficit During   Subscription
                                                Development        Note
                                                   Stage        Receivable         Total
                                                -----------     -----------     -----------
Common stock issued for cash                    $        -      $        -      $      100

Common stock issued for cash                             -               -             950

Net loss for the year ended 1991                    (1,050)              -          (1,050)

January 1, 1992 - December 31, 1998                      -               -               -

Increase in paid-in capital                              -               -           5,870

Common stock issued for cash                             -               -           3,000

Common stock issued for services                         -               -          20,000

Net loss for the year ended December 31, 1999      (19,179)              -         (19,179)
                                                -----------     -----------     -----------




Balance, December 31, 1999                         (20,229)              -           9,691

Common stock issued for cash                             -               -         164,000

Common stock subscribed                                  -         (50,000)              -

Stockholder loan applied to subscription                 -               -          25,000

Common stock issued for service                          -          25,000          19,000

Common stock issued for acquisition                      -               -         380,000

Treasury stock acquired (5,000 shares)                   -               -          (7,500)

Net loss for the year ended December 31, 2000     (538,534)              -        (538,534)
                                                -----------     -----------     -----------

BALANCE, DECEMBER 31, 2000                      $ (558,763)     $  (25,000)     $   51,657
--------------------------                      ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.
                                       4

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                        Cumulative From
                                                        June 19, 1990
                                                        (Inception) To  Year Ended   Year Ended
                                                          December 31, December 31, December 31,
                                                             2000         2000         1999
                                                          ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(558,763)   $(538,534)   $ (19,179)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Loss on investment security                               380,000      380,000           --
  Stock issued for services                                  19,000       19,000           --
  Increase in other current assets                           (5,029)      (5,029)          --
  Decrease (Increase) in prepaid expenses                        --       12,795      (12,795)
  Increase in accounts payable                               10,612       10,612           --
                                                          ----------   ----------   ----------
     Net cash used in operating activities                 (154,180)    (121,156)     (31,974)
                                                          ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Due from stockholder                                      (25,000)     (25,000)          --
  Loan receivable                                           (25,000)     (25,000)          --
  Deposit on asset purchase                                  (5,000)      (5,000)          --
                                                          ----------   ----------   ----------
     Net cash used by investing activities                  (55,000)     (55,000)          --
                                                          ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Due to shareholder                                         44,306       39,306        5,000
  Purchase of treasury stock                                 (7,500)      (7,500)          --
  Proceeds from issued common stock                         193,920      164,000       28,870
                                                          ----------   ----------   ----------
     Net cash provided by financing activities              230,726      195,806       33,870
                                                          ----------   ----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS                        21,546       19,650        1,896
                                                          ----------   ----------   ----------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  --        1,896           --
                                                          ----------   ----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $  21,546    $  21,546    $   1,896
-----------------------------------------                 ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.
                                       5

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

In April 2000, the Company issued 3,000,000 shares (12,000,000 post-split shares) of common stock in exchange for a note receivable of $50,000. In November 2000, $25,000 of its debt due to this stockholder was applied to the subscription note receivable leaving a $25,000 balance due to the Company.

Pursuant to a venture agreement with Vanguard Space Corporation ("Vanguard") and David R. Scott on November 24, 2000, the Company issued 1,000,000 (4,000,000 post-split shares) shares of common stock in exchange for 15% of the outstanding stock of Vanguard. The fair value of the stock issued in the transaction was $380,000 based upon a price of $.38 per share, the trading value of the stock at that date.

          See accompanying notes to consolidated financial statements.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         (A) ORGANIZATION AND BUSINESS OPERATIONS
         ----------------------------------------

         World Associates, Inc. and subsidiary (formerly LA Investment Associates, Inc. Formerly L.A. Associates, Inc., (a development stage company) ("the Company") was incorporated in Nevada on June 19,1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. On September 18, 2000, the Company changed its name to World Associates, Inc.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. To this end the Company has entered into an venture agreement with a corporation involved in designing and manufacture of training machines that will be utilized by the space program.

         (B) PRINCIPLES OF CONSOLIDATIONS
         --------------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, IST. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


         (E) INCOME TAXES
         ----------------

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating loss. The deferred tax asset of approximately $ 189,000 arising from the Company's net operating loss carryforward of $ 558,673 at December 31, 2000 has been fully offset by a valuation allowance.

         (F) EARNINGS PER SHARE
         ----------------------

         Net loss per common share for the years ended December 31, 2000 and 1999 and for the period from June 19,1990 (inception) to December 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000 and 1999.

NOTE 2   LOAN RECEIVABLE
------   ---------------

         On May 12, 2000, the Company entered into a letter of intent with Baja Timber S.A. ("Baja"), a Mexican corporation whereby the Company will provide financing in the form of loans totaling $25,000 to Baja as a means of financing Baja projects. The loan to Baja bears interest at the rate of 15% per annum and shall be for a term of 48 months or as otherwise agreed upon by the parties. The loan is secured by a Baja Timber stock option which gives the Company the right to purchase 50% of the issued and outstanding shares of Baja in exchange for 500,000 (2,000,000 post-split shares, see Note 7) restricted common shares in the Company.

NOTE 3   SUBSCRIPTIONS RECEIVABLE
------   ------------------------

         In April 2000, the Company issued 3,000,000 shares (12,000,000 post-split shares) of common stock in exchange for a $50,000 promissory note due in April 2001 and bearing interest at 8% per annum. On November 24, 2000, per the request of the stockholder, the Company applied $25,000 of its debt to the stockholder against the balance of the loan receivable. The $25,000 balance of the subscription note receivable is shown as a reduction from stockholders' equity.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------

NOTE 4   INVESTMENTS
------   -----------

         The Company acquired 300 shares of Vanguard Corporation initially valued at $380,000 based on the Company's stock issued to Vanguard Space Corporation pursuant to the Venture Agreement (See Note (7)). At December 31, 2000, the investment in Vanguard was deemed worthless and written off.

NOTE 5   DUE FROM SHAREHOLDER
------   --------------------

         The advances from shareholder are non-interest bearing obligations to a principal stockholder arising from funds advanced to the Company. The amount is due and payable on demand.

NOTE 6   STOCKHOLDERS' EQUITY
------   --------------------

         COMMON STOCK
         ------------

         The Company is authorized to issue 125,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The Company has 37,296,000 shares of common stock outstanding at December 31, 2000, which includes a 4:1 forward stock split on December 1, 2000. All common share and per share data has been retroactively adjusted to reflect the stock split.

         The Company holds 5,000 shares of treasury stock acquired for $7,500 during the year ended December 31, 2000.

         At December 31, 2000, the Company has 6,000,000 shares issued in its name which are available for sale.

         There are no shares of preferred stock issued or outstanding at December 31, 2000.

NOTE 7   VENTURE AGREEMENT
------   -----------------

         On November 10, 2000 the Company entered into a venture agreement with Vanguard Space Corporation ("Vanguard") and David R. Scott ("DRS"). Pursuant to this agreement the Company was obligated to provide $1.6 million in financing in return for 51% ownership of International Space and Technology, Inc. ("IST"). In conjunction with this agreement, the Company issued 1,000,000 (4,000,000 post-split shares, see Note 6) shares of restricted stock in exchange for 15% of the outstanding stock of Vanguard. The contract called for $500,000 payment by November 17, 2000 and the balance in 60 days. The original terms of this contract have not been met and the parties are attempting to renegotiate the agreement. In case such negotiations do not materialize the Company expects to receive its stock back.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------

NOTE 8   ASSET PURCHASE AGREEMENT
------   ------------------------

         On August 11, 2000, HomeTrend, Inc. entered into an agreement to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The purchase price of $200,000 is to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. World Associates, Inc. agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with HomeTrend, Inc., to raise funds to close the asset purchase and fund a plan of operations. The transaction is collateralized by 102,000 shares (408,000 post-split shares, see Note 6) of the Company's stock, which is owned by several shareholders. As of December 31, 2000, the Company has expended $72,462, of which $67,462 has been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. World Associates, Inc. took an assignment of HomeTrend, Inc.'s agreement to acquire the Pyromid assets as security for this transaction. HomeTrend has agreed to fund a portion of the acquisition and operational costs in addition to World Associates, Inc. The Company has ceased funding the operations of Pyromid and is waiting for HomeTrend to fund its share of the operations of Pyromid.