Form 10QSB
period 2001-03-31
WORLD ASSOCIATES INC/NV/
filed 2001-05-21
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                  -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        For the transition period from to
                                  -------------

                        Commission File Number 000-27949
                                   ----------

                             WORLD ASSOCIATES, INC.
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

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 200, 35,296,000 shares of the registrant's $.001 par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

                                 Yes [X] No [ ]

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                                    CONTENTS
                                    --------

PAGE      1     INDEPENDENT ACCOUNTANTS' REPORT

PAGE      2     CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001

PAGE      3     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                MARCH 31, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 19, 1990
                (INCEPTION) TO MARCH 31, 2001

PAGES   4 - 5   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                MARCH 31, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 19, 1990
                (INCEPTION) TO MARCH 31, 2001

PAGE      6     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2001

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of:
  World Associates, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of World Associates, Inc. and Subsidiary (a development stage company) as of March 31, 2001 and the consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000 and for the period from June 19, 1990 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with United States generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 10, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                                                  March 31, 2001
                                                                    (Unaudited)
                                                                    ----------
CURRENT ASSETS
 Cash                                                               $  13,398
 Loan receivable                                                       25,000
 Other current assets                                                   6,446
                                                                    ----------

       Total Current Assets                                            44,844

OTHER ASSETS                                                           30,000
                                                                    ----------

TOTAL ASSETS                                                        $  74,844
                                                                    ==========

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                           $   5,443
 Due to shareholders                                                   19,606
                                                                    ----------

       Total Current Liabilities                                       25,049
                                                                    ----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
  none issued and outstanding                                               -
 Common stock, $.001 par value, 125,000,000 shares authorized,
  35,296,000 shares issued and outstanding                             35,296
 Additional paid in capital                                           607,624
 Accumulated deficit during development stage                        (560,625)
                                                                    ----------
                                                                       82,295
     Less treasury stock at cost (5,000 shares)                        (7,500)
                                                                    ----------
                                                                       74,795
     Less subscriptions receivable                                    (25,000)
                                                                    ----------

       Total Stockholders' Equity                                      49,795
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  74,844
                                                                    ==========

          See accompanying notes to consolidated financial statements.


                                WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                ------------------------------------
                                             (UNAUDITED)
                                                                                   Cumulative From
                                              For The Three       For The Three     June 19, 1990
                                               Months Ended       Months Ended     (Inception) to
                                              March 31, 2001     March 31, 2000     March 31, 2001
                                               -------------      -------------      -------------
INCOME                                         $          -       $          -       $          -
                                               -------------      -------------      -------------

EXPENSES:
  General and administrative                          3,200              2,287             62,144
  Professional fees                                       -             17,069             61,395
                                               -------------      -------------      -------------
      Total Expenses                                  3,200             19,356            123,539
                                               -------------      -------------      -------------

OTHER INCOME (EXPENSE)
  Dividend and interest income, net                   1,653                812             10,691
  Loss on investment security                             -                  -           (380,000)
  Net expense incurred in connection with
    asset purchase                                        -                  -            (67,462)
                                               -------------      -------------      -------------
      Total Other Income (Expense)                    1,653                812           (436,771)
                                               -------------      -------------      -------------

NET LOSS                                       $     (1,547)      $    (18,544)      $   (560,310)
                                               =============      =============      =============

NET LOSS PER SHARE - BASIC AND DILUTED         $          -       $      (.001)      $      (.049)
                                               =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED                      37,118,222         20,709,232         11,427,833
                                               =============      =============      =============

                    See accompanying notes to consolidated financial statements.


                                WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                      ------------------------

                                                                                  Cumulative From
                                                  For The Three     For The Three  June 19, 1990
                                                   Months Ended     Months Ended   (Inception) to
                                                  March 31, 2001   March 31, 2000  March 31, 2001
                                                   -------------    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $     (1,547)   $    (18,544)   $   (560,310)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Loss on investment security                                 -               -         380,000
  Stock issued for services                                   -               -          19,000
  Increase in current assets                             (1,417)              -          (6,446)
  Increase (decrease) in accounts payable and
  accrued liabilities                                    (5,184)              -           5,428
                                                   -------------   -------------   -------------

       Net Cash Used In Operating Activities             (8,148)        (18,544)       (162,328)
                                                   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Due from stockholder                                         -               -         (25,000)
 Loan receivable                                              -               -         (25,000)
 Deposit on asset purchase                                    -               -          (5,000)
                                                   -------------   -------------   -------------

       Net Cash Used In Investing Activities                  -               -         (55,000)
                                                   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to shareholder                                           -          (5,000)         44,306
 Purchase of treasury shares                                  -          (7,500)         (7,500)
 Proceeds from common stock issuances                         -         139,000         193,920
                                                   -------------   -------------   -------------

       Net Cash Provided By Financing Activities              -         126,500         230,726
                                                   -------------   -------------   -------------

INCREASE IN CASH AND CASH EQUIVALENTS                    (8,148)        107,956          13,398

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          21,546           1,896               -
                                                   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $     13,398    $    109,852    $     13,398
                                                   =============   =============   =============

                    See accompanying notes to consolidated financial statements.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During March 2000, the Company received $10,000 in exchange for 10,000 shares of common stock. The funds were returned by the bank and the individual reimbursed the Company in April 2000 (See Note 2).

          See accompanying notes to consolidated financial statements.

                             WORLD ASSOCIATES, INC.
                    (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                              --------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------------------------------------------------------------------

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

       It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-KSB filed April 16, 2001.

NOTE 2 SUBSCRIPTION RECEIVABLE
------------------------------

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

NOTE 3 STOCKHOLDERS' EQUITY
---------------------------

       COMMON STOCK
       ------------
       The Company is authorized to issue 125,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The Company had 37,296,000 shares of common stock outstanding at December 31, 2000, which included a 4 for 1 forward stock split on December 1, 2000.

       On November 10, 2000 the Company entered into a venture agreement with Vanguard Space Corporation ("Vanguard") and David R. Scott ("DRS"). In conjunction with this agreement, the Company issued 1,000,000 shares (4,000,000 post split shares) of restricted stock. The original contract terms were not met and the parties are attempting to renegotiate or cancel the agreement. Pursuant to such negotiations, on March 23, 2001, the Company received and cancelled 500,000 shares (2,000,000 post split shares).

        At March 31, 2001, the Company had 35,296,000 shares of common stock outstanding.

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

The Company had total assets of $74,844 on March 31, 2001. The expenses of the Company are minimal and are primarily related to maintaining the Companies fully reporting status. The Company believes it has sufficient resources to meet its needs while evaluating business opportunities. The majority shareholder of the Company is expected to provide cash resources to the Company by paying off all or some portion of a note payable to the Company in the amount of $25,000. These funds should provide sufficient resources to the support operations this time.

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

Funds spent by the company during its development stage should be considered risk funds. That is, they are funds spent to cover the administrative cost of maintaining a public company or funds spent as risk money for due diligence expenses, deposits or other transactional costs while investigating transactions none of which may produce results.

PART II-OTHER INFORMATION

The statements in this quarterly report on Form 10-QSB that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainty that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms, and deployment of capital necessary for operations, acquisition or other necessities; business abilities and the judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations; where. Although the Company believes that the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein. Forward looking statements should not be regarded as a representation by the Company, or any person, that the expectations of the Company can be achieved.

ITEM 2.  CHANGES IN SECURITIES

One March 23, 2001 two million shares issued to John T. Beyenka and Susan L. Popov were returned to the Company's transfer agent with instructions that they be canceled. This is reflected in the Company's financial statements as a reduction to the shares outstanding. Those shares were returned in an effort to unwind the transaction with Vanguard Space Corporation. No other shares were issued during the period ending March 31, 2001.

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

                                           World Associates, Inc.

Date:  May 18, 2001                        /s/ Randall Prouty
-----  ------------                        ----------------------------------
                                           Randall Prouty
                                           President, Secretary, and Director