Form 10QSB/A
period 2001-03-31
WORLD ASSOCIATES INC/NV/
filed 2001-08-15
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-QSB

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

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 200, 37,296,000 shares of the registrant's $.001 par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

                                 Yes [X] No [ ]

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                                    CONTENTS
                                    --------

PAGE      1     INDEPENDENT ACCOUNTANTS' REPORT

PAGE      2     CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001 (UNAUDITED)

PAGE      3     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                MARCH 31, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 19, 1990
                (INCEPTION) TO MARCH 31, 2001 (UNAUDITED)

PAGES   4 - 5   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                MARCH 31, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 19, 1990
                (INCEPTION) TO MARCH 31, 2001 (UNAUDITED)

PAGE      6     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2001
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

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 10, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                                                  March 31, 2001
                                                                    (Unaudited)
                                                                    ----------
CURRENT ASSETS
 Cash                                                               $  13,398
 Loan receivable                                                       25,000
 Other current assets                                                   6,446
                                                                    ----------

       Total Current Assets                                            44,844

OTHER ASSETS                                                           30,000
                                                                    ----------

TOTAL ASSETS                                                        $  74,844
                                                                    ==========

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                           $   5,443
 Due to shareholders                                                   19,606
                                                                    ----------

       Total Current Liabilities                                       25,049
                                                                    ----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
  none issued and outstanding                                               -
 Common stock, $.001 par value, 125,000,000 shares authorized,
  37,296,000 shares issued and outstanding                             37,296
 Additional paid in capital                                           605,624
 Accumulated deficit during development stage                        (560,625)
                                                                    ----------
                                                                       82,295
     Less treasury stock at cost (5,000 shares)                        (7,500)
                                                                    ----------
                                                                       74,795
     Less subscriptions receivable                                    (25,000)
                                                                    ----------

       Total Stockholders' Equity                                      49,795
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  74,844
                                                                    ==========

          See accompanying notes to consolidated financial statements.


                                WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                ------------------------------------
                                             (UNAUDITED)
                                                                                   Cumulative From
                                              For The Three       For The Three     June 19, 1990
                                               Months Ended       Months Ended     (Inception) to
                                              March 31, 2001     March 31, 2000     March 31, 2001
                                               -------------      -------------      -------------
INCOME                                         $          -       $          -       $          -
                                               -------------      -------------      -------------

EXPENSES:
  General and administrative                          3,200              2,287             62,144
  Professional fees                                       -             17,069             61,395
                                               -------------      -------------      -------------
      Total Expenses                                  3,200             19,356            123,539
                                               -------------      -------------      -------------

OTHER INCOME (EXPENSE)
  Dividend and interest income, net                   1,653                812             10,691
  Loss on investment security                             -                  -           (380,000)
  Net expense incurred in connection with
    asset purchase                                        -                  -            (67,462)
                                               -------------      -------------      -------------
      Total Other Income (Expense)                    1,653                812           (436,771)
                                               -------------      -------------      -------------

NET LOSS                                       $     (1,547)      $    (18,544)      $   (560,310)
                                               =============      =============      =============

NET LOSS PER SHARE - BASIC AND DILUTED         $          -       $      (.001)      $      (.049)
                                               =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED                      37,296,000         20,709,232         11,512,333
                                               =============      =============      =============

                    See accompanying notes to consolidated financial statements.


                                WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
 (UNAUDITED)
                                      ------------------------

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

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
(UNAUDITED)
                            ------------------------

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

        At March 31, 2001, the Company had 37,296,000 shares of common stock outstanding.

ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the unaudited financial statements and related notes appearing under the caption "Financial Statements". The expenses reflected in the company's financial statements come from evaluating proposed transactions and the cost of maintaining a fully reporting public company.

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

ITEM 2.  CHANGES IN SECURITIES

On March 23, 2001 two million shares issued to John T. Beyenka and Susan L. Popov were returned to the Company's transfer agent. It was the Company's Understanding that they were to be canceled, and the company notified its auditor of that fact. While preparing its second quarter 10Q the Company became aware that the shares were never cancelled. Instead the transfer agent returned them to Mr. Beyenka and Ms. Popov. Their shares were being returned in an effort to unwind the transaction with Vanguard Space Corporation. No other shares were issued during the period ending March 31, 2001. The registrant has amended its first quarter 10QSB to account for the outstanding shares.

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

                                           World Associates, Inc.

Date:  August 15, 2001                     /s/ Randall Prouty
----------------------                     ----------------------------------
                                           Randall Prouty
                                           President, Secretary, and Director