Form 10QSB
period 2001-06-30
WORLD ASSOCIATES INC/NV/
filed 2001-08-15
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                  -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934
                                  -------------

                        Commission File Number 000-27949
                                   ----------

                             WORLD ASSOCIATES, INC.

        (Exact name of small business issuer as specified in its charter)

        Nevada                                              88-0406903
(State of incorporation)                       (IRS Employer Identification No.)

                             World Associates, Inc.
                       2949 East Desert Inn Road, Suite 1
                             Las Vegas, Nevada 89121
                                 (702) 914-6092
                                  -------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of June 30, 2001, there were 37,806,000 shares of the registrant's $.001 par value common stock issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [X] No [ ]

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                                    CONTENTS
                                    --------

PAGE 1         INDEPENDENT ACCOUNTANTS' REPORT

PAGE 2         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001 (UNAUDITED)

PAGE 3 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO JUNE 30, 2001 (UNAUDITED)

PAGES 4-5      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
               JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 19, 1990
               (INCEPTION) TO JUNE 30, 2001 (UNAUDITED)

PAGE 6         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2001
               (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of:
World Associates, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of World Associates, Inc. and Subsidiary (a development stage company) as of June 30, 2001 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000 and for the period from June 19, 1990 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

Boca Raton, Florida
August 3, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

ASSETS
                                                                   June 30, 2001
                                                                    (Unaudited)
                                                                    ----------
CURRENT ASSETS
 Cash                                                               $  11,698
 Loan receivable                                                       25,000
 Other current assets                                                   9,750
                                                                    ----------

       Total Current Assets                                            46,448

OTHER ASSETS                                                           30,000
                                                                    ----------

TOTAL ASSETS                                                        $  76,448
                                                                    ==========

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                           $  13,932
 Due to shareholders                                                   20,306
                                                                    ----------

       Total Current Liabilities                                       34,238
                                                                    ----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding - Common stock, $.001 par value,
  125,000,000 shares authorized, 37,806,000 shares issued
  and outstanding                                                      37,806
 Additional paid in capital                                           618,239
 Accumulated deficit during development stage                        (581,335)
                                                                    ----------
                                                                       74,710
     Less treasury stock at cost (5,000 shares)                        (7,500)
                                                                    ----------
                                                                       67,210
     Less subscriptions receivable                                    (25,000)
                                                                    ----------

       Total Stockholders' Equity                                      42,210
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  76,448
------------------------------------------                          ==========

          See accompanying notes to consolidated financial statements.


                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                                                                                                  Cumulative From
                                                   For the Three   For the Three   For the Six     For the Six     June 19, 1990
                                                   Months Ended    Months Ended    Months Ended    Months Ended    (Inception) to
                                                   June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000   June 30, 2001
                                                   -------------   -------------   -------------   -------------   -------------
INCOME                                             $          -    $          -    $          -    $          -    $          -
                                                   -------------   -------------   -------------   -------------   -------------

EXPENSES:
  Legal and professional fees                            23,859           7,835          23,859          24,904          85,254
  General and administrative                                617           2,946           3,817           5,233          62,761
                                                   -------------   -------------   -------------   -------------   -------------

TOTAL EXPENSES                                           24,476          10,781          27,676          30,137         148,015
                                                   -------------   -------------   -------------   -------------   -------------

OTHER INCOME
  Dividend and interest income, net                       3,452           2,713           5,105           3,525          14,143
  Loss on investment security                                 -               -               -               -        (380,000)
  Net expense incurred in connection with
    asset purchase                                            -               -               -               -         (67,463)
                                                   -------------   -------------   -------------   -------------   -------------

TOTAL OTHER INCOME (EXPENSE)                              3,452           2,713           5,105           3,525        (433,320)
                                                   -------------   -------------   -------------   -------------   -------------

NET LOSS                                           $    (21,024)   $     (8,068)   $    (22,571)   $    (26,612)   $   (581,335)
                                                   =============   =============   =============   =============   =============

Net loss per common share - basic and diluted      $          -    $      (0.01)   $          -    $      (0.01)   $      (.048)
                                                   =============   =============   =============   =============   =============

Weighted average number of common shares
  outstanding - basic and diluted                    37,380,066       8,172,244      37,338,265       6,666,503      12,162,240
                                                   =============   =============   =============   =============   =============

                              See accompanying notes to consolidated financial statements.

                                                           3



                                WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                          Cumulative From
                                                         For The Six      For The Six      June 19, 1990
                                                         Months Ended     Months Ended     (Inception) To
                                                         June 30, 2001    June 30, 2000    June 30, 2001
                                                         --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $     (22,571)   $     (26,612)   $    (581,335)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
     Loss on investment security                                     -                -          380,000
     Stock issued for services                                  13,124                -           32,124
     Increase in current assets                                 (4,721)            (964)         (11,167)
  Increase (decrease) in accounts payable and
    accrued liabilities                                          3,320                -            8,748
                                                         --------------   --------------   --------------
       Net Cash Used In Operating Activities                   (10,848)         (27,576)        (171,630)
                                                         --------------   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Due from stockholder                                                -                -          (25,000)
 Loan receivable                                                     -          (25,000)         (25,000)
 Deposit on asset purchase                                           -                -           (5,000)
                                                         --------------   --------------   --------------

       Net Cash Used In Investing Activities                         -          (25,000)         (55,000)
                                                         --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to shareholder                                              1,000           (5,000)          45,306
 Purchase of treasury shares                                         -           (7,500)          (7,500)
 Proceeds from common stock issuances                                -          164,000          193,920
                                                         --------------   --------------   --------------
       Net Cash Provided By Financing Activities                 1,000          151,500          231,726
                                                         --------------   --------------   --------------

INCREASE IN CASH AND CASH EQUIVALENTS                           (9,848)          98,924            5,096

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 21,546            1,896                -
                                                         --------------   --------------   --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $      11,698    $     100,820    $       5,096
                                                         ==============   ==============   ==============

                    See accompanying notes to consolidated financial statements.


                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

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

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2001
                                   (UNAUDITED)

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

NOTE 2 SUBSCRIPTION RECEIVABLE
------------------------------

      During March 2000, the Company received $10,000 in exchange for 10,000 shares of common stock. The check was returned for insufficient funds due to an error on the part of the signor. This was corrected in April 2000 when the Company received payment for the stock and the common stock was issued. The amount owed from the individual is shown as a subscription receivable at June 30, 2000 since the cash was received by the Company prior to the issuance of the accompanying independent accountants' report.

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

      During the quarter ended June 30, 2001, the Company issued 510,000 shares of common stock for professional services that were previously rendered.

      At June 30, 2001, the Company had 37,806,000 shares of common stock outstanding.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the unaudited financial statements and related notes appearing under the caption "Financial Statements". The expenses reflected in the company's financial statements come from evaluating proposed transactions and the cost of maintaining a fully reporting public company.

The Company had total assets of $76,448 on June 30, 2001. The expenses of the Company are minimal and are primarily related to maintaining the Company's fully reporting status. Additional funds will have to be raised by the Company to continue operations. The majority shareholder may continue to provide additional cash resources or the Company, or it may sell additional shares of restricted stock to finance operations.

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

ITEM 2.  CHANGES IN SECURITIES

The following shares were issued for the period ending June 30, 2001

World Associates, Inc.     1,000,000 shares       June 14, 2001           Note 1
Jon Lichtman                  50,000 shares       June 14, 2001           Note 2
Steve Danner                  50,000 shares       June 14, 2001           Note 2
Randall Prouty                50,000 shares       June 14, 2001           Note 2
Jon Lichtman                 360,000 shares       June 14, 2001           Note 3

Notes:
------
1. These shares were issued in connection with an Agreement between the Company and Howard Bronson and Associates, Inc., New York, New York. 200,000 shares have been transferred to Howard Bronson and Associates, the remainder are in the Company's name.
2. These shares were issued to each of the Directors of the Company for their one year commitment to serve as a Director.
3. These shares were issued in connection with services provided by Jon Lichtman for legal services.

ITEM 5. OTHER INFORMATION

     None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            World Associates, Inc.

Date:  August 14, 2001                      /s/ Randall Prouty
----------------------                      ------------------------------------
                                            Randall Prouty
                                            President, Secretary, and Director