Form 10QSB
period 2001-09-30
WORLD ASSOCIATES INC/NV/
filed 2001-11-14
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                  -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State number of shares outstanding for each class of the issuer's common equity as of the latest practicable date. As of September 30, 2001, there were 38,006,000 shares of the registrant's $.001 par value common stock issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [X] No [ ]

                             WORLD ASSOCIATES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001

                             WORLD ASSOCIATES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

PAGE       1      INDEPENDENT ACCOUNTANTS' REPORT

PAGE       2      CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
                  (UNAUDITED)

PAGE       3      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                  MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD
                  FROM JUNE 19, 1990 (INCEPTION) TO SEPTEMBER 30, 2001
                  (UNAUDITED)

PAGE       4      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                  ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE
                  19, 1990 (INCEPTION) TO SEPTEMBER 30, 2001 (UNAUDITED)

PAGES    5 - 6    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER
                  30, 2001 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
   World Associates, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of World Associates, Inc. and subsidiary (a development stage company) as of September 30, 2001 and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 and for the period from June 19, 1990 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
October 29, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                            ------------------------
                                   (UNAUDITED)

ASSETS
------

CURRENT ASSETS
--------------
     Cash                                                             $   9,409
   Loan receivable                                                       25,000
     Other current assets                                                 9,330
                                                                      ----------
     Total Current Assets                                                43,739

OTHER ASSETS                                                             30,000
                                                                      ----------

TOTAL ASSETS                                                          $  73,739
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                              $  12,895
   Due to shareholders                                                   20,306
                                                                      ----------
     Total Current Liabilities                                           33,201
                                                                      ----------

STOCKHOLDERS' EQUITY
--------------------
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      none issued and outstanding                                             -
   Common stock, $.001 par value, 125,000,000 shares authorized,
      38,806,000 shares issued and 38,006,000
    outstanding                                                          38,006
   Additional paid in capital                                           627,039
   Accumulated deficit during development stage                        (592,007)
                                                                      ----------
                                                                         73,038
     Less treasury stock at cost (5,000 shares)                          (7,500)
                                                                      ----------
                                                                         65,538
     Less subscriptions receivable                                      (25,000)
                                                                      ----------

       Total Stockholders' Equity                                        40,538
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  73,739
                                                                      ==========

          See accompanying notes to consolidated financial statements.
                                        2


                                     WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -------------------------------------
                                                  (UNAUDITED)

                                               For the Three   For the Three    For the Nine    For the Nine
                                               Months Ended     Months Ended    Months Ended    Months Ended    Cumulative From June
                                               September 30,    September 30,   September 30,   September 30,   19, 1990 (Inception)
                                                   2001             2000           2001             2000       to September 30, 2001
                                              --------------   --------------  --------------  --------------  ---------------------
INCOME                                        $          -     $           -   $           -   $           -   $                  -
                                              --------------   --------------  --------------  --------------  ---------------------

EXPENSES
  Legal and professional fees                          6,805           1,000          30,664          25,904                 92,059
  General and administrative                          1,078            1,444           4,896           6,677                 63,839
                                              --------------   --------------  --------------  --------------  ---------------------

TOTAL EXPENSES                                          883            2,444          35,561          32,581                155,898
                                              --------------   --------------  --------------  --------------  ---------------------

OTHER INCOME (EXPENSE)
  Dividend and interest income, net                    (427)           2,300           4,678           5,825                 13,715
  Loss on investment security                             -                -               -               -               (380,000)
  Net expense incurred in connection with
     asset purchase                                    (129)         (44,416)         (2,361)        (44,416)               (69,824)
                                              --------------   --------------  --------------  --------------  ---------------------

TOTAL OTHER INCOME (EXPENSE)                           (556)         (42,116)          2,317         (38,591)              (436,109)
                                              --------------   --------------  --------------  --------------  ---------------------

NET INCOME (LOSS)                             $      (8,439)   $     (44,560)  $     (33,244)  $     (71,172)  $           (592,007)
                                              ==============   ==============  ==============  ==============  =====================

Net loss per common share - basic and diluted $           -    $       (0.01)  $           -   $       (0.01)  $              (0.05)
                                              ==============   ==============  ==============  ==============  =====================

Weighted average number of common shares
     outstanding -  basic and diluted            37,953,826        8,274,000      37,545,707       7,208,223             12,331,042
                                              ==============   ==============  ==============  ==============  =====================

                         See accompanying notes to consolidated financial statements.
                                                       3


                                            WORLD ASSOCIATES, INC.
                                   (FORMERLY LA INVESTMENT ASSOCIATES, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                           ------------------------
                                                  (UNAUDITED)
                                                                                                    Cumulative From
                                                                    For The Nine    For The Nine     June 19, 1990
                                                                    Months Ended    Months Ended    (Inception) To
                                                                    September 30,   September 30,    September 30,
                                                                        2001            2000             2001
                                                                      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $ (33,244)      $ (71,172)      $(592,007)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Loss on investment security                                                  -               -         380,000
 Stock issued for services                                               22,125               -          41,125
 Increase in other current assets                                        (4,300)         (6,972)         (9,330)
 Increase (decrease) in accounts payable and accrued liabilities          2,282               -          12,895
                                                                      ----------      ----------      ----------
       Net Cash Used In Operating Activities                            (13,137)        (78,144)       (167,317)
                                                                      ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Due from stockholder                                                         -               -         (25,000)
 Loan receivable                                                              -         (25,000)        (25,000)
 Deposit on asset purchase                                                    -               -          (5,000)
                                                                      ----------      ----------      ----------
       Net Cash Used In Investing Activities                                  -         (25,000)        (55,000)
                                                                      ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to shareholder                                                       1,000          (5,000)         45,306
 Purchase of treasury shares                                                  -          (7,500)         (7,500)
 Proceeds from common stock issuances                                         -         164,000         193,920
                                                                      ----------      ----------      ----------
     Net cash provided by financing activities                            1,000         151,500         231,726
                                                                      ----------      ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                   (12,137)         48,356           9,409

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          21,546           1,896               -
                                                                      ----------      ----------      ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $   9,409       $  50,252       $   9,409
                                                                      ==========      ==========      ==========

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

          See accompanying notes to consolidated financial statements.
                                        4

                       WORLD ASSOCIATES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                            ------------------------

NOTE 1   BASIS OF PRESENTATION
------   ---------------------

         The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

NOTE 2   SUBSCRIPTION RECEIVABLE
------   -----------------------

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

NOTE 3   STOCKHOLDERS' EQUITY
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

                       WORLD ASSOCIATES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                            ------------------------

         During July 2001, the Company entered into an agreement with a third party to issue 1,000,000 common shares for equity placement services. Upon execution of this agreement, the Company issued 200,000 of the 1,000,000 common shares to the third party and 800,000 common shares remain in the treasury. The remaining 800,000 shares will be issued to the third party when the equity placement has been accomplished. The 200,000 shares that were issued to the third party were recorded at their fair value at the issuance date based upon the current market price.

         At September 30, 2001, the Company had 38,006,000 shares of common stock outstanding.

NOTE 4   SUBSEQUENT EVENT
------   ----------------

         During October 2001, the Company issued 120,000 common shares for $.25 per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the un-audited financial statements and related notes appearing under the caption "Financial Statements".

The Company had total assets of $73,739 on September 30, 2001. The expenses of the Company are minimal and are primarily related to maintaining the Company's fully reporting status. Additional funds will have to be raised by the Company to continue operations. To date the Company has obtained funds from the majority shareholder or from the sale of restricted stock. In October, during a period not covered by the financial statements included in this report, the Company sold 120,000 restricted shares at $.25 per share. That cash provides the Company with sufficient cash for approximately one year given its minimal operations.

The Company will need to raise substantial additional capital in order to effectuate any of the transactions it is evaluating. There is no assurance the efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated.

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

ITEM 2.  CHANGES IN SECURITIES

The following shares were transferred during the period ending September 30,
2001

Howard Bronson & Assoc.         200,000 shares      July 24, 2001       Note 1

Notes:
1. These shares were transferred from the Company to Howard Bronson & Assoc. in connection with an Agreement between the Company and Howard Bronson and Associates, Inc. to promote the Company's interests. For the purpose of this transaction the stock was valued at $0.045 per share.

ITEM 5.  OTHER INFORMATION

         None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             World Associates, Inc.

Date: November 14, 2001                      /s/ Randall Prouty
-----------------------                      ------------------
                                              Randall Prouty
                                              President, Secretary, and Director