Form 10KSB
period 2001-12-31
WORLD ASSOCIATES INC/NV/
filed 2002-04-02
CIK 1092531

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                             WORLD ASSOCIATES, INC.
                 (Name of Small Business Issuer in its charter)

              2949 DESERT INN ROAD, SUITE 0NE, LAS VEGAS, NV 89121
               (Address of principal executive offices) (Zip Code)

                              A NEVADA CORPORATION

                                    88-040690
                                  (I.R.S. EIN)

                                  702-914-6092
                           (Issuer's telephone number)

The Company's Securities registered under Section 12(b) of the Act:
NOT APPLICABLE
--------------

Securities registered under Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES .X.. NO ....

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. .....$0................

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 8, 2002 was $1,971,225 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in Release No. 33-7419 (P. 85,938), effective June 13, 1997, 62 F.R. 26387.]

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS HAS NOT BEEN INVOLVED IN A BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES .X.. NO ...

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 28, 2002 there were 39,141,500 common shares issued of which 38,341,500 common shares of $.001 par value stock were outstanding.

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

Transitional Small Business Disclosure Format (check one):

YES . . . NO . X. .

INFORMATION REQUIRED IN THIS ANNUAL FILING MADE ON FORM 10-KSB

This annual report on form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Items 1 and 2 of this registration statement, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual filing are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this annual report with the SEC. Readers should note that the safe harbor described in the Litigation Reform Act does not apply to initial public offerings nor does it apply to statements made by a registrant that has issued penny stock during the three year period preceding the date on which the statements are made. The Company's stock can be considered penny stock. Finally, readers are urged to carefully review and consider the various disclosures made by the Company in this annual filing.

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

As of December 31, 2001, the Company has received substantially no revenue from business operation. It has invested small amounts of money as a way of investigating potential targets for acquisition. Information about the results of that activity follows.

The Company continues to locate and negotiate with business entities for a merger, or some other business combination, with a target Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target enterprise, what the terms of any acquisition would be or the nature of the target business.

The Company was formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. There are certain perceived benefits to being a reporting company with a class of publicly traded securities. These are commonly thought to include the following:

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

A business entity, if any, which may be interested in a business combination may include the following:

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

A business combination with a target company may involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target business of its own management and board of directors.

The proposed business activities described herein classify the Company as a "blank check" company. See "GLOSSARY". The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

The Company has voluntarily filed a Registration Statement with the Securities and Exchange Commission of 1934, as amended, although it was not under an obligation to do so. As a reporting company, World Associates, Inc.'s annual financial statements are audited and it makes regular filings to disclose its financial position and other information about its business operations, if any, on a regular basis as prescribed by the Securities Exchange Act.

The Company's business, seeking a target to acquire, is subject to numerous risk factors, including the following:

MINIMAL OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has had limited operating history and has not had any substantial revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a target company.

MANAGEMENT RISK. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations, most likely, will be dependent upon management of the target company and numerous other factors beyond the Company's control.

COMPETITION FOR BUSINESS OPPORTUNITIES. The Company is and will continue to be only a small participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for the Company. Many have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company may at times be at a competitive disadvantage. The Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

BUSINESS COMBINATION CRITERIA. The Company has not established specific criteria for acquisition targets. For example, what kind of operating history, level of earnings, assets, net worth or other criteria. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting a portion of its time to the business of the Company. The Company's President and majority shareholder has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on his life. Notwithstanding the combined limited experience and limited time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST-GENERAL. The Company's President and controlling shareholder is free to participate in other ventures that may compete with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. See "ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements will not be appropriate for acquisition.

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

REGULATION. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended, insofar as the Company does not intend to be engaged in the business of investing or trading in securities. However, if as a result of acquisitions, the Company does hold passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. (See "Acquisition Restrictions")

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require the Company's majority shareholder to sell or transfer all or a portion of the Company's common stock held by him, and/or to resign as a member of the Board of Directors and an officer of the Company, along with the other two current Directors. A change in control would result. The current management may not participate in the affairs of the Company after such a change.

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

ASPECTS OF BLANK CHECK COMPANIES. The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares if the Company has shares that are trading publicly. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. There is also no assurance that a trading market will ever develop in the Company's securities.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business entities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. Such audited financial statements may not be available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

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

The Company has no full time employees. The Company's majority shareholder and its President and a Director agreed to allocate a portion of his time to the activities of the Company. No compensation was paid to him for the years 1999 and 2000. The Company has not yet made any payment toward compensation for 2001 as of the filing date. Conflicts of interest may arise with respect to the limited time commitment by management or if there is any involvement with other companies that have a business purpose similar to that of the Company. A conflict may also arise in the event that another company, or a company to be formed, with which management is affiliated seeks a target business. See "ITEM
6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS." The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

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

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets, establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The Company has, and may continue to have, no capital with which to provide the owners of business opportunities. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officer and director of the Company has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

The sole officer of the Company, who may not be experienced in matters relating to the business of a target company, will rely upon his own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has limited cash assets with which to pay such obligation. The Company may pay all or some of any consultant's or advisor's fee with previously authorized but unissued shares.

The Company will not restrict its search for any specific type of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's sole officer and majority shareholder may, as part of the terms of the acquisition transaction, resign and be replaced by one or more new directors without a vote of the Company's shareholders or may sell his stock in the Company.

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

ACQUISITION RESTRICTIONS

The Company may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.
Section 3(a) of the Penny Stock Reform Act exempts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's acquisition of a company or business through the purchase and sale of investment securities will be limited. Although the Company intends to act to avoid classification as an investment company, the provisions of the Investment Company Act of 1940 are extremely complex and it is possible that it may be classified as an inadvertent investment company. The Company intends to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act of 1940, which allows an entity a one time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given the Company's limited resources.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas are regulated by the Investment Company Act of 1940, which regulation has the purpose of protecting purchasers of investment company securities. Since the Company does not intend to register as an investment company, the investors in the Company's securities will not be afforded these protections.

COMPETITION

The Company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company and there are many other registered blank check companies which will compete for acquisition candidates. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 3.  DESCRIPTION OF PROPERTY

The Company currently uses the offices of its sole officer at no cost to the Company. The sole officer agreed to continue this arrangement until the Company completes an acquisition or merger. The Company has no substantial assets.

ITEM 4. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: GENERAL

The Company has had minimal business operations from formation through December 31, 2001 and had a net loss of ($75,665) for the period. The Company had assets of $74,298 on December 31, 2001. The Company's ability to acquire a business will be dependent on raising funds through the sale of equity and/or debt securities. During 2001 operations were primarily related to evaluating acquisitions and following up on small investments made as a way of engaging potential targets. This includes small investments in the acquisition of the "Pyromid Assets", a loan to Baha Timber and an attempt to joint venture a project with Vanguard Space Corporation called Remote Cockpit.

Pryromid Transaction Update:
---------------------------

On August 11, 2000, HomeTrend, Inc. entered into an agreement to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The Company, a joint venture partner with Hometrend, Inc., agreed to provide funds to the acquisition and operation of the business. The products related to the assets being purchase are uniquely qualified to be items for any disaster and emergency preparedness kits. More detail on the products is provided below.

The transaction to acquire the Pyrmoid Assets was finalized on December 12, 2001 after HomeTrend, Inc. made the winning bid in an auction style sale. The Bankruptcy Trustee's attorney, David Mills, Esq., of Hammons & Mills in Eugene, Oregon, confirmed the sale on that same date.

As of December 31, 2001, the Company has expended $74,928, of which $69,928 has been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. As of December 31, 2001 the Company's partner, Hometrend, Inc., provided a total of $32,500 in funding for the project. Certain Claimants to the Bankruptcy withdrew their claims in exchange for a lien against the Pryomid Assets and shares of stock as shown below. The transaction was further collateralized by 408,000 shares (see Note 8) of stock in the Company that is owned by several shareholders. During the process of acquiring the Pyromid Assets, the Company took an assignment of HomeTrend, Inc.'s agreement to acquire the Pyromid Assets from the Trustee as security for funds it was investing and Hometrend, Inc. pledged to provide 8,000 shares of stock in AMMX.

David Mills is holding a Bill of Sale executed by the Bankruptcy Trustee as of March 15, 2002. He will release the Bill of Sale upon receiving instructions from the Company. Instructions are also required from certain Claimants in the bankruptcy who withdrew their claims to assist in acquiring the Pyromid Assets. Under that agreement, the Claimants agreed to withdraw their claims in consideration for a lien against the Pyrmoid Assets amounting to $31,805. The terms on the note are: Ten percent simple interest (10%) shall accrue from the date of the bankruptcy court approval. Payments shall commence on the seventh month following court approval with interest only payments for six months, then a straight amortization for the remaining 12 months. As further consideration, the Claimants accepted 64,000 shares of the Company's stock from the 408,000 pledged as collateral and 8,000 shares of stock in AMMX provided by Hometrend Inc.

The agreement with the Claimants also provides the remaining 344,000 shares of stock in the Company, which was made available by outside shareholders (from the 408,000 shares pledged as collateral), shall be held in the event the stock transferred (the 64,000 shares) is not worth more than the $15,902.70 at some point during the period of one year from the time of transfer. However, in the event that the stock price, as quoted on national quotation board, is greater than $0.25 per share during the 12 month period from court approval, the remaining stock shall be fully released. Hometrend also pledged to transfer 8,000 shares of AmeraMex International, Inc. (AMMX) to the Claimants as part consideration for them withdrawing their claims.

As of this filing, the Company's is considering spinning off 100% of its interest in the Pyromid Assets to its shareholders. Planning is underway to assemble the capital and the personnel to begin operation of this business. The Company is in negotiation with various parties to acquire or license certain of the Pyromid Assets.

Information on the Pyromid Products:
-----------------------------------

Pyromid System products are stainless steel portable cooking systems that are based on patented technology. They have been used worldwide for disaster relief and emergency use because of their unique design. For one thing they are universal fuel stoves. That is, they can utilize any bio mass fuel like sticks, twigs, charcoal and does not require any alcohol, butane or other petro-fuel. Pyromid(TM) System products were initially developed for the outdoor enthusiast, recreation and the emergency preparedness markets.

Recently, Pyromid System products are increasingly recognized as an important element of a solution to one of the world's most pressing problems. That is, the inefficient consumption of natural fuel leading to a denuding of the land, air pollution, land erosion and other environmentally destructive results.

Pyromid System products are manufactured by Pacific Metal Fabrication in Eugene, Oregon on an outsourced basis. They have the capacity to manufacture small to large quantities, as required, in a fully automated plant.

Urgent World Need:
-----------------

Pyromid(TM) System products are receiving recognition from relief agencies, governments, the United Nations, scholars and others as a way to address an urgent world environmental problem that is affecting more than 3 billion people. This market is now a primary market for Pyromid System products.

US Military - Desert Storm:
--------------------------

Pyromid System "Pocket Stoves" were requested for servicemen in Desert Storm. Both the regular Military and National Guard have experience with Pyromid products. The Military remains part of the marketing strategy for the Company in the US and abroad.

Preparedness & Relief Agencies:
------------------------------

The unique, patented design of the Pyromid System offers applications beyond consumer recreation. Pyromid Systems are solutions to aid developing countries and as well offer relief in times of unfortunate disaster.

The Red Cross created a SPECIAL NON-PROFIT FUND, the first of this type in their history, to sponsor the purchase of Pyromid Stoves. The fund allows individuals to donate money and receive a tax deduction. Contributions are earmarked specifically for the purchase of Pyromid System stoves for relief efforts.

Pyromid is Patented Technology:
------------------------------

Pyromid System products are patented technology. During the 20 years that Paul Hait, the original developer, has worked on Pyromid there have been a total of 29 national and international patents issued.

Pyromid System products are stainless steel portable cooking systems whose product designs incorporate the following key features:

- A pyramidal shape was chosen for the stoves. This shape lends itself to true portability if it is hinged, and it provides a configuration that focuses the heat of a fire for more efficient burning of natural fuel in either an up or down position (right side up or upside down).

- Pyromid System designs take advantage of the heat that is radiating both up and down. All Pyromid stoves are made from durable SST430 Stainless Steel. This material allows for quick cooling, easy maintenance, low heat transfer to the base, overall strength, thermal durability (SST 430 is combustion chamber SST) and thermal reflectivity. High quality stainless steel also allows for high performance and easy maintenance even in corrosive (salt water) or other humid environments.

- Pyromids are designed to reflect heat to the cooking surface for maximum fuel burning efficiency. By changing the orientation and height of the fuel grill temperatures can be modified. Pyromids come with two fuel grates that can be adjusted along with the fuel, allowing a user to create low heat, medium heat and high heat.

- Pyromids are the only stoves in the world that use the patented Harmonic Thermal Array (HTA) for developing cooking temperatures in excess of 1000F.

- Universal fuel design allows Pyromid System products to burn any reasonable bio-mass fuel.

Principal Pyromid Benefits:
--------------------------

EFFICIENT, CLEAN AND SAFE BURNING: Pyromid System Products reduce fuel consumption by up to 75% while creating significantly less unburned smoke particles. They reach cooking temperatures within minutes after they are lit. The System benefits from an enclosed, reflective, pyramidal design that has the added virtue of being very safe even in fire sensitive areas.

COMPACT, SIMPLE DESIGN: A Pyromid Stove folds flat and can be stored in a small carrying case no more than one inch thick. No tools are required to set up any Pyromid System. They unfold and several pieces are set together in only a moment or two. They can be washed in a stream, put in the dishwasher or wiped off, and can be folded flat again after use and put under the seat of an RV or into a backpack.

DURABLE: Each stove product is made with high quality bright stainless steel. Pyromid Products are durable and long lasting even under constant use.

REASONABLE COST: Relative to any other cooking system of any type, the stove represents excellent value. These products can be licensed and produced using low cost labor in quantity and represent a good value even in third world environments.

UNIVERSAL FUEL: These stoves have the ability to burn almost any type of fuel, including the least common denominator, sticks and twigs lying in the landscape. This makes the cooking system totally self-sufficient and it does not depend on a particular fuel availability as is the case with ANY other system. This makes them ideal for emergency use.

They can burn:

- sticks and twigs
- sterno, peat, coal, coke
- charcoal briquettes
- dry dung fuels
- butane if they are outfitted to do so
- any bio-mass fuel

Vanguard Transaction Update:
---------------------------

On November 12, 2000 the Company entered into an agreement with Vanguard Space Corporation ("Vanguard") and David R. Scott ("DRS"). The Company advanced Vanguard $125,000 and issued a total of 4,200,000 restricted shares of restricted common stock (2,200,00 to DRS and 2,000,000 to John T. Beyenka and Susan L. Popov) in exchange for 15% of the outstanding stock of Vanguard (the "Vanguard Shares"), and a 51% interest in a company to be formed around the Remote Cockpit project. The agreement called for the Company to contribute another $500,000 payment by November 17, 2000 and the balance of $1.6 Million in 60 days. It was not possible to meet those terms so the Company requested and received an extension of the agreement for which it issued an additional 200,000 shares of restricted stock as consideration (part of the 4,200,000 shown above). Finally, on December 31, 2000, approximately one and one half months from the start date, Vanguard terminated the agreement with the Company to pursue other options.

The $125,000 advanced to Vanguard in connection with the transaction was made available to the Company by it majority shareholder, Randall Prouty. Twenty five thousand ($25,000) of that amount was credited toward stock receivable from Mr. Prouty, and the remainder, One Hundred Thousand Dollars ($100,000) was recorded as a loan made by Mr. Prouty to the Company.

After the transaction was terminated December 31, 2000 the Company made various attempts to resolve matters with Vanguard. The parties at first agreed the $125,000 advanced would be returned in cash when Vanguard received funding for its project, or, at the option of the Company, those funds could be converted into equity in the Vanguard project on the same basis as other first round investors. The Company did review an investment memorandum on the Vanguard project, but the anticipated funding did not materialize, making that investment unattractive.

During this interim period the Vanguard stock issued to the Company in exchange for its shares was completely written off by the Company in accordance with advice received from its auditors since Vanguard did not make financial statements available to the Company to establish a value on the Vanguard shares. In addition, Vanguard would not verify that the funds advanced by the Company were due and owing to the Company. Since the Company could not verify a good receivable from Vanguard, it was not possible to reflect it as an asset on the books and records of the Company. In an attempt to resolve the matter and relieve itself of the obligation to pay back the $100,000 loan Mr. Prouty made to the Company, the Company agreed to assign and transfer any right to the unconfirmed Vanguard receivable and the Vanguard Shares to Mr. Prouty in return for a release from the $100,000 loan made by Mr. Prouty to the Company.

On February 22, 2002 Randall Prouty acquired the 2,200,000 restricted shares issued to David R Scott in connection with the Vanguard transaction. The transaction included exchanging the $100,000 receivable Randall Prouty had from Vanguard, such as it was, and the Vanguard Shares (both were assigned by the Company to Randall Prouty), with David Scott. In return Randall Prouty received the 2,200,000 shares from Dr. Scott.

The Company entered into a consulting agreement with John Beyenka and Susan Popov on February 12, 2001 in consideration for the 2,000,000 shares issued during the Vanguard transaction. World Associates, Inc. is a development stage company that can benefit from such an agreement. Mr. Beyenka was a partner at MacDonald, Krieger, Bowyer and Beyenka, Inc., an Allied Member of the New York Stock Exchange. He has years of investment banking experience and a wealth of contacts. He and his wife, Susan Popov, are providing ongoing assistance to the Company during its development stage.

Baha Timber Transaction:
-----------------------

Baha Timber (Baha) is involved in harvesting high quality ponderosa pine from forests located in Baja Mexico. The harvest is done according to strict conservation standards that have been set by the Mexican government to protect the forest resources. These forests have never been subjected to significant tree removal and, as a result, they are at risk from significant fire damage. A fire in a dense forest burns so hot it can kill even large trees making that requires to recovery time significantly longer with a danger of erosion and other problems. The harvest program, supervised by the Mexican government, will set a standard for forest management.

The Company made a loan of $25,000 to Baja, and it received an option for up to 50% of Baha upon payment of 500,000 shares of restricted stock. At this point the Company has no plans to acquire a further interest in Baha. The Company is in discussions with AmeraMex International, Inc., a successor to Baha, about converting its loan into equity in AmeraMex International, Inc. AmeraMex International, Inc. is listed on the Pink Sheets under the symbol AMMX and it is engaged in developing and managing forest resources in Mexico. The bid price on March 22, 2002 for AMMX was $1.01.

ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The number of shares of common stock owned by its Company directors, officers and by each person who owns legally and beneficially more than five percent of the Company's issued and outstanding common stock as of the date of filing is shown below. Unless otherwise indicated all ownership is both legal and beneficial.

NAME                    ADDRESS                 # OF SHARES      PERCENTAGE
----                    -------                 - -- ------      ----------

Randall Prouty
c/o
World Associates, Inc.                            26,000,000          66.43%
2949 E. Dessert Inn Road Suite One
Las Vegas, NV  89121

Jonathan Lichtman
c/o
World Associates, Inc.                            1,050,000            2.68%
2949 E. Dessert Inn Road Suite One
Las Vegas, NV  89121

Stephen Danner
c/o
World Associates, Inc.                            1,050,000            2.68%
2949 E. Dessert Inn Road Suite One
Las Vegas, NV  89121

Executive Officers and Directors as a Group       28,100,000          71.79%


ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

NAME               AGE              POSITIONS               DIRECTOR SINCE
----               ---              ---------               --------------

Randall Prouty     49               Pres, Sec, Dir          May 1999
Jonathan Lichtman  48               Director                December 2000
Stephen Danner     47               Director                December 2000

Randall Prouty may be deemed a "parent" and "promoter" of the Company as those terms are defined under the Securities Act. There are no other "parents" or "promoters" of the Company.

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. Officer(s) serve at the will of the board, subject to possible future employment agreements that would establish the term, salary, benefits and other conditions of employment.

Randall Prouty - Biography

Mr. Prouty is currently the Chairman of the Board for Advanced Communication Technologies, Inc., "ADVC", a company of which he was a founder in 1997. Among other things, ADVC is developing a telephone company level wireless infrastructure called "Spectrucell", a software based routing system that uses "software defined radio" technology. Spectrucell is believed to be a key enabling technology for new third generation telephone networks. He has recently played a key role in reorganizing the management team in preparation for Spectrucell field trials and in obtaining significant additional funding for ADVC.

Mr. Prouty is also the Chief Executive and controlling shareholder of World Associates, Inc.

>From 1984 to 1997 Mr. Prouty owned and operated Bristol Realty Corporation ("Bristol"). Bristol was active in real estate finance, particularly in development financing. During that time Bristol financed more than 15 hotels; 14 retail centers; an industrial park; assembled more than $50 Million in rental properties and transferred them with others to a REMIC (mortgage backed security) valued at more that $125 Million; among other planned and retirement developments. Mr. Prouty also owns Bristol Capital, LLC. a consulting firm that provides advice to public companies. Mr. Prouty is a licensed real estate and mortgage broker in the state of Florida.

Mr. Prouty is a qualified web applications programmer. He has participated in e-commerce projects or produced interactive content for Compaq, Tech Data, Computer Sciences Corp., Volvo, Hewlett Packard and others.

Jonathan Lichtman - Biography

Mr. Lichtman was appointed a Director of the Company on December 1, 2000, and is currently an attorney with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions, including real estate syndications. Mr. Lichtman is also currently a general partner and owner of numerous real estate partnerships in New York, North Carolina and Florida. Prior to forming his current firm, Mr. Lichtman was an attorney since 1988 with English, McCaughan & O'Bryan, P.A., where he performed legal work for domestic and international clients. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York. He is a Director and general counsel for Advanced Communications Technologies, Inc., a public corporation trading on the OTC Bulletin Board that currently is developing technology for wireless communications.

Stephen Danner - Biography

Mr. Danner has more than 20 years of experience in both national and regional public accounting firms and is a partner in Kane, Hoffman, & Danner, PA. Mr. Danner has a diverse tax and financial planning practice and is considered an expert in the area of tax and estate planning. His firm is also a member of the SEC Practice Section of the AICPA. He is a past president of Carrfour Corporation (a nonprofit developer of permanent housing for the homeless), past president of The Epilepsy Foundation of South Florida, member of the Greater Miami Chamber of Commerce's Board of Governors and a past president of the Greater Miami Tax Institute.

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

ITEM 7. EXECUTIVE COMPENSATION.

The Company's President and majority shareholder received no compensation for his services in years 1999 and 2000. The Company has not yet made any payment toward compensation for 2001 as of the filing date. No retirement, pension, profit sharing, stock option, insurance or other programs were adopted by the Company as consideration for services rendered. Each Director was issued 50,000 restricted common shares as compensation for service on the Board for the year 2001 and none has been paid for 2002 as of this filing date.

ITEM 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following transactions occurred between related parties.

On April 20, 2001 World Associates, Inc. assigned a receivable for $125,000 from Vanguard Space Corporation, such as it was, to Randall Prouty in exchange for being relieved of a loan made by Randall Prouty to the Company in the amount of $100,000. By the time the assignment was made Vanguard had ignored numerous requests to verify the receivable.

On February 22, 2002 Randall Prouty acquired shares 2,200,000 restricted common shares in the Company from David Scott in consideration a $100,000 receivable Randall Prouty was assigned by World from Vanguard Space Corporation. (See Item
4. for more information.)

The following shares were issued to related parties during the period ending December 31, 2001

DATE       NAME                        SHARES       CONSIDERATION
----       ----                        ------       -------------
6/21/01    Randall Prouty                50,000     Note 1
6/21/01    Jon Lichtman                  50,000     Note 2
6/21/01    Steve Danner                  50,000     Note 2
6/21/01    Jon Lichtman                 360,000     Note 3
6/21/01    World Associates, Inc.     6,000,000     Note 4   (shares cancelled)
6/22/01    World Associates, Inc.     1,000,000     Note 5


Notes:

(1) Randall Prouty may be deemed a "parent" and "promoter" of the Company as those terms are defined under the Securities Act. There are no other "parents" or "promoters" of the Company. These shares were issued in consideration for serving as a Director for World Associates, Inc. for a one year starting in December 2000.

(2) These shares were issued in consideration for serving as a Director for World Associates, Inc. for a one year starting in December 2000.

(3) These shares were issued in exchange for legal services provided by John Lichtman as per invoice dated 10/27/2000 covering the period between 3/3/99-10/27/01.

(4) These shares were Treasury Stock that were issued in connection with financing the Vanguard transaction. The Board decided to return them to the treasury when it was apparent the transaction would not proceed as planned.

(5) The shares were issued to provide a reserve of stock to use toward raising funds for target acquisitions. 800,000 shares of this stock are still in the Company's name. 200,000 shares of this stock was transferred to Howard Bronson and Associates, Inc., New York, New York in return for consulting and other services toward acquiring and financing a target enterprise.

ITEM 9. DESCRIPTION OF SECURITIES.

The following statements summarize the material provision of the certificate of incorporation and bylaws. The authorized capital stock of the Company was increased on October 17, 2000 to 125,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share. Reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation and the By-laws of the Company, copies of which were filed as exhibits to the Company's initial registration statement, and are incorporated herein by reference.

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

PART II

ITEM 1. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted under the stock symbol "WAIV" on the OTC Pink Sheets. The following table sets forth the approximate high and low bid and asked quotations for the Company's Common Stock for the four quarters ended December 31, 2001. These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

Quarter ended:                 High Bid    Low Bid     High Ask     Low Ask
--------------                 --------    -------     --------     -------

January 1, 2001 THRU             .15         .02         .86         .05
March 31, 2001

April 1, 2001 THRU               .08         .02         .25         .05
June 30, 2001

July 1, 2001 THRU                .40         .02         .85         .05
September 30, 2001

September 30, 2001 THRU          .23         .02         .95         .05
December 31, 2001

Recent Prices:

Jan 2, 2002 THRU                 .10         .3          .15         .08
March 25, 2002

The closing high bid and low asked quotations for the Company's common stock on March 22, 2002 were $0.09 and $.13, respectively.

NUMBER OF STOCKHOLDERS. As of December 31, 2001, the Company had forty-five (45) stockholders of record and an estimated 150 beneficial shareholders.

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

There can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on the NASDAQ Small Cap Market or a national or regional exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification may result in the discontinuance of the inclusion of the Company's securities. In such events, trading, if any, in the Company's securities may then continue in the over-the-counter market. In such case, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

(b) Holders. There are approximately two hundred (150) holders of the Company's Common Shares on December 31, 2001 with a total of 39,141,500 Common Shares of $.001 per value stock issued.

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

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

During the past year, the Company has sold securities that were not registered as follows:

DATE       NAME                                   SHARES          CONSIDERATION
----       ----                                   ------          -------------

2/14/01    John T. Beyenka and Susan Popov      2,000,000             Note 1
6/21/01    Jon Lichtman                            50,000             Note 2
6/21/01    Stephen Danner                          50,000             Note 2
6/21/01    Randall Prouty                          50,000             Note 2
6/21/01    Jonathan Lichtman Tst                  300,000             Note 3
6/21/01    Jared Max Lichtman Tst                  15,000             Note 3
6/21/01    Jenna Allyn Lichtman Tst                15,000             Note 3
6/21/01    Mary Pomeroy                            30,000             Note 3
7/24/01    Bronson & Associates                   200,000             Note 4
11/8/01    Christina Murphy                       150,000             Note 5
11/8/01    Jossi Fresco                            25,500             Note 6
11/8/01    David Barnhart                          40,000             Note 7
11/8/01    Welke Vermoegensverwaltungs            120,000             Note 8

NOTES:

(1) The Company entered into a consulting agreement with John Beyenka and Susan Popov on February 12, 2001 in consideration for the 2,000,000 shares issued during the Vanguard transaction. World Associates, Inc. is a development stage company that can benefit from such an agreement. Mr. Beyenka was a partner at MacDonald, Krieger, Bowyer and Beyenka, Inc., an Allied Member of the New York Stock Exchange. He has years of investment banking experience and a wealth of contacts. He and his wife Susan Popov are providing ongoing assistance to the Company during its development stage.

(2) These shares were issued in consideration for serving as a Director for World Associates, Inc. for a one year period starting in December 2000. The price of the Company's stock was approximately $0.03 per share at the time of the transfer.

(3) John Lichtman's legal fees as per invoice dated 10/27/2000 covering the period between 3/3/99-10/27/01. The price of the Company's stock was approximately $0.03 per share at the time of the transfer.

(4) These shares were transferred to Howard Bronson and Associates, Inc. in consideration for an agreement to assist the Company in financing target acquisitions. The price of the Company's stock was approximately $0.03 per share at the time of the transfer.

(5) These shares were issued to Christina Murphy as compensation for 10 months services between 4/2000-3/2001 as outlined in a letter documenting those services dated March 15, 2001. The price of the Company's stock was approximately $0.03 on that date.

(6) Jossi Fresco provided web site development services based on an October 8, 2001 invoice. The total fee was $5,100 that was paid in restricted common shares at price of $0.20 per share.

(7) David Barnhart served as the President of Astrospace International, Inc. from 7/23/01 until his resignation 12/31/01. These shares were paid in consideration for his services during that period. The price was of the stock was approximately $.03 per share when the agreement was reached on July 23, 2001.

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

1. Consolidated Balance sheet as of December 31, 2001.

2. Consolidated Statements of operations for the years ended December 31, 2000 and 1999 and for the period from June 19, 1990 (inception) to December 31,2001.

3. Statement of changes in stockholder equity for the Period from June 19, 1990 (inception) Through December 31, 2001.

4. Consolidated Statement of cash flows for the years ended December 31, 2000 and 1999 and the Period from June 19, 1990 (inception) Through December 31, 2001.

5. Notes to financial statements as of December 31, 2001.

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

WORLD ASSOCIATES, INC.
By: Randall Prouty, President                         Date:  March 29, 2002

/s/ Randall Prouty, President
-----------------------------

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE     1    INDEPENDENT AUDITORS' REPORT

PAGE     2    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE     3    CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE YEARS ENDED
              DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 19, 1990
              (INCEPTION) TO DECEMBER 31, 2001

PAGES  4 - 5  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
              PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2001

PAGES  6 - 7  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
              31, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2001

PAGES 8 - 12  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
  World Associates, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of World Associates, Inc. and Subsidiary (formerly L.A. Investment Associates, Inc.) (a development stage company) as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from June 19, 1990 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of World Associates, Inc. and subsidiary (formerly L.A. Associates, Inc.) (a development stage company) as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from June 19, 1990 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has had accumulated losses from inception of $659,428 and a cumulative negative cash flow from operations of $206,249. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans describing those matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 14, 2002

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             -----------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                $  26,845
  Prepaid expenses                                                        6,674
  Other current assets                                                   10,779
                                                                      ----------
     Total Current Assets                                                44,298
                                                                      ----------

OTHER ASSETS
  Loan receivable                                                        25,000
  Deposit on asset purchase                                               5,000
                                                                      ----------
     Total Other Assets                                                  30,000
                                                                      ----------

TOTAL ASSETS                                                          $  74,298
------------                                                          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                    $   5,598
  Due to stockholder                                                     21,674
                                                                      ----------
     Total Current Liabilities                                           27,272
                                                                      ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, none issued                                   --
  Common stock, $.001 par value, 125,000,000 shares
  authorized, 38,341,500 issued and outstanding                          38,341
  Additional paid in capital                                            675,613
  Accumulated deficit during development stage                         (659,428)
                                                                      ----------
                                                                         54,526
  Less treasury stock 5,000 shares                                       (7,500)
                                                                      ----------
     Total Stockholders' Equity                                          47,026
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  74,298
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

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                                             Cumulative
                                                                                                From
                                                                                            June 19, 1990
                                                             Year Ended      Year Ended     (Inception) To
                                                             December 31,    December 31,    December 31,
                                                                2001            2000             2001
                                                            -------------   -------------   -------------
INCOME                                                      $         --    $         --    $         --
                                                            -------------   -------------   -------------

EXPENSES
  Professional fees                                               52,975          48,268         114,370
  General and administrative                                      26,584          51,696          85,528
  Bad debt expense                                                25,000              --          25,000
                                                            -------------   -------------   -------------
     Total Expenses                                              104,559          99,964         224,898
                                                            -------------   -------------   -------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                                     6,359           9,484          15,989
  Interest expense                                                    --            (592)           (592)
  Loss on investment security                                         --        (380,000)       (380,000)
  Net expenses incurred in connection with asset purchase         (2,465)        (67,462)        (69,927)
                                                            -------------   -------------   -------------
     Total Other Expense                                           3,894        (438,570)       (434,530)
                                                            -------------   -------------   -------------

NET LOSS                                                    $   (100,665)   $   (538,534)   $   (659,428)
--------                                                    =============   =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED                      $         --    $      (0.02)   $      (0.05)
                                                            =============   =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                                            37,719,593      29,159,257      13,415,938
                                                            =============   =============   =============

          See accompanying notes to consolidated financial statements.


                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2001
       ------------------------------------------------------------------

                                                                 Additional
                                            Common Stock          Paid-In      Treasury
                                        Shares       Amount       Capital       Stock
                                      -----------  -----------  -----------   ---------

Common stock issued for cash             800,000   $      800   $     (700)   $

Common stock issued for cash           7,600,000        7,600       (6,650)

Net loss for the year ended 1991              --           --           --

January 1, 1992 - December 31, 1998           --           --           --

Increase in paid-in capital                   --           --        5,870

Common stock issued for cash          12,000,000       12,000       (9,000)

Common stock issued for services          40,000           40       19,960

Net loss for the year ended
 December 31, 1999                            --           --           --
                                      -----------  -----------  -----------   ---------

Balance, December 31, 1999            20,440,000       20,440        9,480          --

Common stock issued for cash             656,000          656      163,344          --

Common stock subscribed               12,000,000       12,000       38,000          --

Stockholder loan applied to
 subscription                                 --                                    --

Common stock issued for services         200,000          200       18,800          --

                                                                     (CONTINUED)

                                      Accumulated
                                     Deficit During   Subscription
                                       Development        Note
                                          Stage        Receivable       Total
                                      -------------   -------------   ----------

Common stock issued for cash          $         --    $               $     100

Common stock issued for cash                    --                          950

Net loss for the year ended 1991            (1,050)                      (1,050)

January 1, 1992 - December 31, 1998             --                           --

Increase in paid-in capital                     --                        5,870

Common stock issued for cash                    --                        3,000

Common stock issued for services                --                       20,000

Net loss for the year ended
 December 31, 1999                         (19,179)                     (19,179)
                                      -------------   -------------   ----------

Balance, December 31, 1999                 (20,229)             --        9,691

Common stock issued for cash                    --              --      164,000

Common stock subscribed                         --         (50,000)          --

Stockholder loan applied to
 subscription                                               25,000       25,000

Common stock issued for services                --              --       19,000


          See accompanying notes to consolidated financial statements.


                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2001
       ------------------------------------------------------------------

                                                                     Additional
                                                 Common Stock          Paid-In      Treasury
                                             Shares       Amount       Capital       Stock
                                           -----------  -----------  -----------  -----------

Common stock issued for acquisition         4,000,000        4,000      376,000           --

Treasury stock acquired
 (5,000 shares)                                    --                                 (7,500)

Net loss for the year ended
 December 31, 2000                                 --           --           --           --
                                           -----------  -----------  -----------  -----------

Balance, December 31, 2000                 37,296,000       37,296      605,624       (7,500)

Common stock issued for services              925,500          925       40,109           --

Common stock issued for cash                  120,000          120       29,880           --

Stockholder loan applied to subscription           --           --           --           --

Net loss for the year ended
 December 31, 2001                                 --           --           --           --
                                           -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 2001                 38,341,500   $   38,341   $  675,613   $   (7,500)
--------------------------                 ===========  ===========  ===========  ===========

                                                                     (CONTINUED)

                                      Accumulated
                                     Deficit During   Subscription
                                       Development        Note
                                          Stage        Receivable       Total
                                      -------------   -------------   ----------
Common stock issued for acquisition             --              --      380,000

Treasury stock acquired
 (5,000 shares)                                                 --       (7,500)

Net loss for the year ended
 December 31, 2000                        (538,534)             --     (538,534)
                                      -------------   -------------   ----------

Balance, December 31, 2000                (558,763)        (25,000)      51,657

Common stock issued for services                --              --       41,034

Common stock issued for cash                    --              --       30,000

Stockholder loan applied to
 subscription                                   --          25,000       25,000

Net loss for the year ended
 December 31, 2001                        (100,665)             --     (100,665)
                                      -------------   -------------   ----------

BALANCE, DECEMBER 31, 2001            $   (659,428)   $         --    $  47,026
--------------------------            =============   =============   ==========

          See accompanying notes to consolidated financial statements.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                               Cumulative
                                                                               From June
                                                                                19, 1990
                                                    Year Ended   Year Ended    (Inception)
                                                     December     December    To December
                                                     31, 2001     31, 2000     31, 2001
                                                    ----------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(100,665)   $(538,534)   $(659,428)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Bad debt expense                                     25,000           --       25,000
  Loss on investment security                              --      380,000      380,000
  Stock issued for services                            41,034       19,000       60,034
  Increase in other current assets                     (5,750)      (5,029)     (10,779)
  Decrease (Increase) in prepaid expenses              (6,674)      12,795       (6,674)
  Increase (decrease) in accounts payable              (5,014)      10,612        5,598
                                                    ----------   ----------   ----------
        Net Cash Used In Operating Activities         (52,069)    (121,156)    (206,249)
                                                    ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Due from stockholder                                      --      (25,000)     (25,000)
 Loan receivable                                           --      (25,000)     (25,000)
 Deposit on asset purchase                                 --       (5,000)      (5,000)
                                                    ----------   ----------   ----------
        Net Cash Used In Investing Activities              --      (55,000)     (55,000)
                                                    ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Due to stockholder                                    27,368       39,306       71,674
 Purchase of treasury stock                                --       (7,500)      (7,500)
 Proceeds from issued common stock                     30,000      164,000      223,920
                                                    ----------   ----------   ----------
        Net Cash Provided By Financing Activities      57,368      195,806      288,094
                                                    ----------   ----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS                   5,299       19,650       26,845

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                   21,546        1,896           --
                                                    ----------   ----------   ----------

CASH AND CASH EQUIVALENTS -
---------------------------
 END OF PERIOD                                      $  26,845    $  21,546    $  26,845
 -------------                                      ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During 2001, the subscription receivable from stockholder of $25,000 was offset against the advances from stockholder.

In April 2000, the Company issued 3,000,000 shares (12,000,000 post-split shares, see Note 6) of common stock in exchange for a note receivable of $50,000. In November 2000, $25,000 of its debt due to this stockholder was applied to the subscription note receivable leaving a $25,000 balance due to the Company.

Pursuant to a venture agreement with Vanguard Space Corporation ("Vanguard") and David R. Scott in November 2000, the Company issued 1,000,000 shares (4,000,000 post-split shares, see note 6) of common stock in exchange for 15% of the outstanding stock of Vanguard. The fair value of the stock issued in the transaction was $380,000 based upon a price of $.38 per share, the trading value of the stock at that date. In conjunction with this transaction, the Company exchanged $100,000 receivable from Vanguard against equal funds due to stockholder.

          See accompanying notes to consolidated financial statements.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         (a) ORGANIZATION AND BUSINESS OPERATIONS
         ----------------------------------------

         World Associates, Inc. and Subsidiary (formerly LA Investment Associates, Inc.) (a development stage company) (the "Company") was incorporated in Nevada on June 19, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. On September 18, 2000, the Company changed its name to World Associates, Inc.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (b) PRINCIPLES OF CONSOLIDATION
         -------------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, IST. All significant intercompany balances and transactions were eliminated in consolidation.

         (c) USE OF ESTIMATES
         --------------------

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (d) CASH AND CASH EQUIVALENTS
         -----------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or equivalents.

         (e) INCOME TAXES
         ----------------

         The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement
         109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


         expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating loss. The deferred tax asset of approximately $215,600 arising from the Company's net operating loss carryforward of $634,400 at December 31, 2001 has been fully offset by a valuation allowance, due to the uncertainty of its recognition.

         (f) EARNINGS PER SHARE
         ----------------------

         Net loss per common share for the years ended December 31, 2001 and 2000 and for the period from June 19, 1990 (inception) to December 31, 2001 is computed based upon the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128 "Earnings Per Share." There were no common stock equivalents outstanding at December 31, 2001 and 2000.

         (g) NEW ACCOUNTING PRONOUNCEMENTS
         ---------------------------------

         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

         Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

         Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2   LOAN RECEIVABLE
------   ---------------

         On May 12, 2000, the Company entered into a letter of intent with Baja Timber S.A. ("Baja"), a Mexican corporation whereby the Company will provide financing in the form of loans totaling $25,000 to Baja as a means of financing Baja projects. The loan to Baja bears interest at the rate of 15% per annum and is for a term of 48 months or as otherwise agreed upon by the parties. The loan is secured by a Baja Timber stock option which gives the Company the right to purchase 50% of the issued and outstanding shares of Baja in exchange for 2,000,000 restricted common shares of the Company.

NOTE 3   SUBSCRIPTION RECEIVABLE
------   -----------------------

         In April 2000, the Company issued 12,000,000 shares of common stock in exchange for a $50,000 promissory note due in April 2001 and bearing interest at 8% per annum. On November 24, 2000, per the request of the stockholder, the Company applied $25,000 of its debt to the stockholder against the balance of the subscription note receivable. On December 31, 2001, per the request of the stockholder, the Company applied $25,000 of its debt due to the stockholder against the remaining balance of the subscription receivable.

NOTE 4   INVESTMENTS
------   -----------

         The Company acquired 300 shares of Vanguard Corporation initially valued at $380,000 based on the Company's stock issued to Vanguard

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


         Space Corporation pursuant to the Venture Agreement (See Note (7)). At December 31, 2000, the investment in Vanguard was deemed worthless and written off.

NOTE 5   DUE TO STOCKHOLDER
------   ------------------

         The advances from stockholder are non-interest bearing obligations to a principal stockholder arising from funds advanced to the Company. The amount is due and payable on demand.

NOTE 6   STOCKHOLDERS' EQUITY
------   --------------------

         COMMON STOCK
         ------------

         The Company is authorized to issue 125,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. There are no shares of preferred stock issued or outstanding at December 31, 2001.

         The Company has 38,341,500 shares of common stock outstanding at December 31, 2001, which includes a 4:1 forward stock split on December 1, 2000. All common share and per share data has been retroactively adjusted to reflect the stock split.

         The Company holds 5,000 shares of treasury stock acquired for $7,500 during the year ended December 31, 2000.

         At December 31, 2001, the Company has 800,000 shares issued in its name which are available for sale.

NOTE 7   VENTURE AGREEMENT
------   -----------------

         On November 10, 2000 the Company entered into a venture agreement with Vanguard Space Corporation ("Vanguard") and David R. Scott ("DRS"). Pursuant to this agreement the Company was obligated to provide $1.6 million in financing in return for 51% ownership of International Space and Technology, Inc. ("IST"). In conjunction with this agreement, the Company issued 4,000,000 shares of restricted stock in exchange for 15% of the outstanding stock of Vanguard. The contract called for $500,000 payment by November 17, 2000 and the balance in 60 days. The terms of the agreement were not met. The Company requested and received an extension on the agreement, for which an additional 200,000 shares of restricted stock was issued as consideration. On December 31, 2000 Vanguard terminated the agreement. Upon termination of the agreement, the Company's president acquired the stock of Vanguard from the Company and exchanged $100,000 receivables due him by the Company for an equal receivable due to the Company from Vanguard.

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                   (FORMERLY L.A. INVESTMENT ASSOCIATES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


         On February 12, 2001, the Company entered into a consulting agreement with a party to the Vanguard transaction, in consideration for 2,000,000 shares that were issued in conjunction with the Vanguard transaction.

         On February 22, 2002, the Company's president acquired the remaining 2,200,000 shares issued to DRS. The transaction included exchanging a $100,000 receivable that the Company's president held from Vanguard in return for the 2,200,000 shares.

NOTE 8   ASSET PURCHASE AGREEMENT
------   ------------------------

         On August 11, 2000, HomeTrend, Inc., a previously unrelated company, entered into an agreement to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The assets being purchased are items for disaster and emergency preparedness kits. The purchase price of $200,000 was to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. The Company agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with HomeTrend, Inc., to raise funds to close the asset purchase and fund a plan of operations. The transaction was collateralized by 102,000 shares (408,000 post-split shares, see Note 6) of the Company's stock, which is owned by several shareholders. The transaction to acquire the Pyromid assets was finalized on December 12, 2001 at which time HomeTrend, Inc. made the winning bid in an auction style sale. As a result, the Company is no longer required to make any additional payments under the terms of the original agreement. As of December 31, 2001, the Company has expended $74,927, of which $69,927 has been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. The Company took an assignment of HomeTrend, Inc.'s agreement to acquire the Pyromid assets as security for this transaction. The Company expects to enter into a Joint Venture agreement with HomeTrend in the near future to restart the Pyromid operations.

NOTE 9   GOING CONCERN
------   -------------

         As shown in the accompanying financial statements, the Company incurred accumulated losses of $659,428 from inception and a cumulative negative cash flow from operations of $206,249. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has entered into an asset purchase agreement (See Note 8). Management believes that the asset purchase will allow the Company to enter into a merger and to continue as a going concern.