Form 10QSB
period 2002-03-31
WORLD ASSOCIATES INC/NV/
filed 2002-05-13
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                          4160 S. Pecos Road, Suite 20
                             Las Vegas, Nevada 89121
                                 (702) 914-6092

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 2002 there were 38,341,500 shares of the registrant's $.001 par value common stock issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [X] No [ ]

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------



                                    CONTENTS
                                    --------



PAGE      1       INDEPENDENT ACCOUNTANTS' REPORT

PAGE      2       CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002 (UNAUDITED)

PAGE      3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                  ENDED MARCH 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                  JUNE 19, 1990 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

PAGE      4       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                  ENDED MARCH 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                  JUNE 19, 1990 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

PAGES   5 - 6     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                  MARCH 31, 2002 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of:
World Associates, Inc. and Subsidiary


We have reviewed the accompanying consolidated balance sheet of World Associates, Inc. and Subsidiary (a development stage company) as of March 31, 2002 and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and for the period from June 19, 1990 (inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has had accumulated losses from inception of $666,264 and a cumulative negative cash flow from operations of $208,884. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans describing those matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
May 7, 2002


                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
--------------
 Cash                                                                                $  24,211
 Prepaid expenses                                                                        6,674
                                                                                     ----------
       Total Current Assets                                                             30,885
                                                                                     ----------

OTHER ASSETS
------------
 Interest receivable                                                                     6,565
 Loan receivable                                                                        25,000
 Deposit on asset purchase                                                               5,000
                                                                                     ----------
       Total Other Assets                                                               36,565
                                                                                     ----------

TOTAL ASSETS                                                                         $  67,450
                                                                                     ==========

CURRENT LIABILITIES
-------------------
 Accounts payable and accrued liabilities                                            $   5,585
 Due to shareholders                                                                    21,675
                                                                                     ----------
       Total Current Liabilities                                                        27,260
                                                                                     ----------

STOCKHOLDERS' EQUITY
--------------------
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
   none issued and outstanding                                                              -
 Common stock, $.001 par value, 125,000,000 shares authorized,
   38,341,500 shares issued and outstanding                                             38,341
 Additional paid in capital                                                            675,613
 Accumulated deficit during development stage                                         (666,264)
                                                                                     ----------
                                                                                        47,690
     Less treasury stock at cost (5,000 shares)                                         (7,500)
                                                                                     ----------

       Total Stockholders' Equity                                                       40,190
                                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  67,450
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



                                                                                                  Cumulative From
                                                              For The Three      For The Three     June 19, 1990
                                                               Months Ended       Months Ended     (Inception) to
                                                              March 31, 2002     March 31, 2001    March 31, 2002
                                                               -------------      -------------     -------------
INCOME                                                         $          -       $          -      $          -
                                                               -------------      -------------     -------------

EXPENSES:
 Professional fees                                                        -                  -           114,370
 General and administrative                                           2,554              3,200            88,082
 Bad debt expense                                                     5,172                  -            30,172
                                                               -------------      -------------     -------------
       Total Expenses                                                 7,726              3,200           232,624
                                                               -------------      -------------     -------------

OTHER INCOME (EXPENSE)
    Dividend and interest income, net                                 1,055              1,653            17,044
    Interest expense                                                      -                  -              (592)
    Loss on investment security                                           -                  -          (380,000)
 Net expenses incurred in connection with asset purchase               (165)                 -           (70,092)
                                                               -------------      -------------     -------------
       Total Other Income (Expense)                                     890              1,653          (433,640)
                                                               -------------      -------------     -------------

NET LOSS                                                       $     (6,836)      $      1,547      $   (666,264)
                                                               =============      =============     =============

NET LOSS PER SHARE - BASIC AND DILUTED                         $          -       $          -      $      (0.05)
                                                               =============      =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                                               38,341,500         37,296,222        13,991,734
                                                               =============      =============     =============

                    See accompanying notes to consolidated financial statements.


                                     WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (UNAUDITED)


                                                                                                   Cumulative From
                                                                   For The Three    For The Three   June 19, 1990
                                                                    Months Ended     Months Ended   (Inception) to
                                                                   March 31, 2002   March 31, 2001  March 31, 2002
                                                                    -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $  (6,836)      $  (1,547)      $(666,264)
 Adjustments to reconcile net loss to net cash used by operating activities:
     Bad debt expense                                                     5,172               -          30,172
     Loss on investment security                                              -               -         380,000
     Stock issued for services                                                -               -          60,034
     (Increase) in other current assets                                    (958)         (1,417)        (11,737)
     Decrease (increase) in prepaid expenses                                  -               -          (6,674)
     Increase (decrease) in accounts payable                                (12)         (5,184)          5,585
                                                                      ----------      ----------      ----------
       Net Cash Used In Operating Activities                             (2,634)         (8,148)       (208,884)
                                                                      ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Due from stockholder                                                         -               -         (25,000)
 Loan receivable                                                              -               -         (25,000)
 Deposit on asset purchase                                                    -               -          (5,000)
                                                                      ----------      ----------      ----------
       Net Cash Used In Investing Activities                                  -               -         (55,000)
                                                                      ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to shareholder                                                           -               -          71,675
 Purchase of treasury shares                                                  -               -          (7,500)
 Proceeds from common stock issuances                                         -               -         223,920
                                                                      ----------      ----------      ----------
       Net Cash Provided By Financing Activities                              -               -         288,095
                                                                      ----------      ----------      ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (2,634)         (8,148)         24,211

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          26,845          21,546               -
                                                                      ----------      ----------      ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  24,211       $  13,398       $  24,211
                                                                      ==========      ==========      ==========

                         See accompanying notes to consolidated financial statements.

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

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB filed March 14, 2002.

NOTE 2 STOCKHOLDERS' EQUITY
---------------------------

       COMMON STOCK
       ------------

       The Company is authorized to issue 125,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. There are no shares of preferred stock issued and outstanding at March 31, 2002.

       The Company has 38,341,500 shares of common stock outstanding at March 31, 2002, which includes a 4:1 forward stock split on December 1, 2000. All common share and per share data was retroactively adjusted to reflect the stock split.

       The Company holds 5,000 shares of treasury stock acquired for $7,500 during the year ended December 31, 2000.

       At March 31, 2002, the Company had 800,000 shares issued in its name which are available for sale.

NOTE 3 VENTURE AGREEMENT
------------------------

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

NOTE 4 ASSET PURCHASE AGREEMENT
-------------------------------

       On August 11, 2000, HomeTrend, Inc., a previously unrelated company, entered into an agreement to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The assets being purchased are items for disaster and emergency preparedness kits. The purchase price of $200,000 was to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. The Company agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with HomeTrend, Inc., to raise funds to close the asset purchase and fund a plan of operations. The transaction was collateralized by 102,000 shares (408,000 post-split shares, see Note 6) of the Company's stock, which is owned by several shareholders. The transaction to acquire the Pyromid assets was finalized on December 12, 2001 at which time HomeTrend, Inc. made the winning bid in an auction style sale. As a result, the Company is no longer required to make any additional payments under the terms of the original agreement. As of March 31, 2002, the Company has expended $74,927, of which $69,927 has been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. The Company took an assignment of HomeTrend, Inc.'s agreement to acquire the Pyromid assets as security for this transaction. The Company expects to enter into a Joint Venture agreement with HomeTrend in the near future to restart the Pyromid operations.

NOTE 5 GOING CONCERN
--------------------

       As shown in the accompanying financial statements, the Company incurred accumulated losses of $666,264 from inception and a cumulative negative cash flow from operations of $208,884. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company has entered into an asset purchase agreement (See Note 4). Management believes that the asset purchase will allow the Company to enter into a merger and to continue as a going concern.

PART I - FINANCIAL INFORMATION

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

The Company had total assets of $67,450 on March 31, 2002. The expenses of the Company are minimal and are primarily related to maintaining the Company's fully reporting status. Additional funds will have to be raised by the Company to continue operations. The majority shareholder may continue to provide additional cash resources to the Company, or it may sell additional shares of restricted stock to finance operations.

The Company will need to raise substantial additional capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful. Nor is there an assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues adequate to fund its operations in the absence of other sources.

Funds spent by the company during its development stage should be considered risk funds. That is, they are funds spent to cover the administrative cost of maintaining a public company or funds spent as risk money for due diligence expenses, deposits or other transactional costs while investigating transactions none of which may produce results.

On April 21, 2002 Jonathan Lichtman resigned his position as a Director with the Company due to other commitments that place a limit on the time he has available. Mr. Lichtman provided excellent service to the Company during his tenure and the Company extends its best wishes and thanks to Mr. Lichtman for the time he was able to provide. The Company has two Directors at this time Randall Prouty and Stephen Danner.

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

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company at this time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no shares issued or transferred by the Company during this period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         NONE

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            World Associates, Inc.

Date:  May 13, 2002                         /s/      Randall Prouty
-------------------                         ----------------------------------
                                            President, Secretary, and Director