Form 10QSB
period 2002-06-30
WORLD ASSOCIATES INC/NV/
filed 2002-08-15
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                  -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934
                                  -------------

                        Commission File Number 000-27949
                                   ----------

                             World Associates, Inc.
                                 (the "Company")

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

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                      WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE    1         INDEPENDENT ACCOUNTANTS' REPORT

PAGE    2         CONDENSED  CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002
                  (UNAUDITED) AND DECEMBER 31, 2001

PAGE    3         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD
                  FROM JUNE 19, 1990 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)

PAGE    4         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                  MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD FROM
                  JUNE 19, 1990 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)

PAGES 5 - 7       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                  JUNE 30, 2002 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of:
World Associates, Inc. and Subsidiary


We have reviewed the accompanying condensed consolidated balance sheet of World Associates, Inc. and Subsidiary (a development stage company) as of June 30, 2002 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 and for the period from June 19, 1990 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the condensed consolidated financial statements, the Company has had accumulated losses from inception of $999,654 and a cumulative negative cash flow from operations of $140,223. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans describing those matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
August 13, 2002

                            WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            -------------------------------------

                                            ASSETS
                                                                 June 30, 2002   December 31,
                                                                  (Unaudited)        2001
                                                                  ------------   ------------
CURRENT ASSETS
 Cash                                                             $    16,963    $    26,845
 Prepaid expenses                                                       5,570          6,674
 Other current assets                                                   9,009         10,779
                                                                  ------------   ------------
       Total Current Assets                                            31,542         44,298
                                                                  ------------   ------------

OTHER ASSETS
 Note receivable                                                       75,000             --
 Loan receivable                                                       25,000         25,000
 Deposit on asset purchase                                                 --          5,000
                                                                  ------------   ------------
       Total Other Assets                                             100,000         30,000
                                                                  ------------   ------------

TOTAL ASSETS                                                      $   131,542    $    74,298
                                                                  ============   ============

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                         $    13,909    $     5,598
 Due to shareholders                                                   20,175         21,674
                                                                  ------------   ------------
       Total Current Liabilities                                       34,084         27,272
                                                                  ------------   ------------

STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value, 5,000,000 shares authorized,
  none issued and outstanding                                              --             --
 Common stock, $.001 par value, 125,000,000 shares authorized,
  43,983,500 and 38,341,500 shares issued and outstanding,
  respectively                                                         43,983         38,341
 Additional paid in capital                                         1,076,671        675,613
 Accumulated deficit during development stage                        (999,654)      (659,428)
 Deferred Consulting Expense                                          (16,042)            --
                                                                  ------------   ------------
                                                                      104,958         54,526
     Less treasury stock at cost (5,000 shares)                        (7,500)        (7,500)
                                                                  ------------   ------------

       Total Stockholders' Equity                                      97,458         47,026
                                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   131,542    $    74,298
                                                                  ============   ============

            See accompanying notes to condensed consolidated financial statements.

                                              2

                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                                                           Cumulative From
                                            For The Three   For The Three   For The Six     For The Six     June 19, 1990
                                            Months Ended    Months Ended    Months Ended    Months Ended    (Inception) to
                                            June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001   June 30, 2002
                                            -------------   -------------   -------------   -------------   -------------
INCOME                                      $         --    $         --    $         --    $         --    $         --
                                            -------------   -------------   -------------   -------------   -------------

EXPENSES:
 Directors fees                                  357,200              --         357,200              --         357,200
 Professional fees                                21,923          23,859          21,923          23,859         136,293
 General and administrative                       28,186             617          30,740           3,817         116,269
 Bad debt expense                                     --              --           5,172              --          30,172
                                            -------------   -------------   -------------   -------------   -------------
       Total Expenses                            379,123          24,476         415,035          27,676         639,934
                                            -------------   -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
    Gains on asset sales                          71,500              --          71,500              --          71,500
    Dividend and interest income, net              2,524           3,452           3,579           5,105          19,568
    Interest expense                                  --              --              --              --            (592)
    Loss on investment security                       --              --              --              --        (380,000)
 Net expenses incurred in connection with
   asset purchase                                   (104)             --            (269)             --         (70,196)
                                            -------------   -------------   -------------   -------------   -------------
       Total Other Income (Expense)               73,920           3,452          74,810           5,105        (359,720)
                                            -------------   -------------   -------------   -------------   -------------

NET LOSS                                    $   (305,203)   $    (21,024)   $   (340,225)   $    (22,571)   $   (999,654)
                                            =============   =============   =============   =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED      $       (.01)   $         --    $       (.01)   $         --    $       (.06)
                                            =============   =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD
  - BASIC AND DILUTED                         41,583,389      37,380,066      40,175,453      37,338,265      15,845,548
                                            =============   =============   =============   =============   =============

                          See accompanying notes to condensed consolidated financial statements.

                                                            3

                                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                    Cumulative From
                                                                   For The Six      For The Six      June 19, 1990
                                                                   Months Ended     Months Ended     (Inception) to
                                                                   June 30, 2002    June 30, 2001    June 30, 2002
                                                                   --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $    (340,226)   $     (22,571)   $    (999,654)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
     Bad debt expense                                                      5,172               --           30,172
     Loss on investment security                                              --               --          380,000
     Stock issued for services                                           390,659           13,124          450,693
     Decrease (increase) in other current assets                           1,598           (4,721)          (9,181)
     Decrease (increase) in prepaid expenses                               1,104               --           (5,570)
     Increase (decrease) in accounts payable                               7,719            3,320           13,317
                                                                   --------------   --------------   --------------
       Net Cash Used In Operating Activities                              66,026          (10,848)        (140,223)
                                                                   --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Due from stockholder                                                         --               --          (25,000)
 Loan receivable                                                              --               --          (25,000)
 Deposit on asset purchase                                                    --               --           (5,000)
 Note Receivable                                                         (75,000)              --          (75,000)
                                                                   --------------   --------------   --------------
       Net Cash Used In Investing Activities                             (75,000)              --         (130,000)
                                                                   --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to shareholder                                                       (1,500)           1,000           70,174
 Interest Payable                                                            592              592
 Purchase of treasury shares                                                  --               --           (7,500)
 Proceeds from common stock issuances                                         --               --          223,920
                                                                   --------------   --------------   --------------
       Net Cash Provided By Financing Activities                            (908)           1,000          287,186
                                                                   --------------   --------------   --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (9,882)          (9,848)          16,963

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           26,845           21,546               --
                                                                   --------------   --------------   --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $      16,963    $      11,698    $      16,963
                                                                   ==============   ==============   ==============

                       See accompanying notes to condensed consolidated financial statements.

                                                         4

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

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

NOTE 2   STOCKHOLDERS' EQUITY
------   --------------------

         COMMON STOCK
         ------------

         The Company is authorized to issue 125,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. There are no shares of preferred stock issued and outstanding at June 30, 2002.

         The Company had 43,983,500 shares of common stock outstanding at June 30, 2002, which includes a 4:1 forward stock split on December 1, 2000. All common share and per share data was retroactively adjusted to reflect the stock split.

         The Company holds 5,000 shares of treasury stock acquired for $7,500 during the year ended December 31, 2000.

         During the three months ended June 30, 2002, the Company issued 5,392,000 shares for services to various persons which provided legal, administrative an other services to the Company. The issuances were recorded at fair market value and expensed in the three months ended June 30, 2002.

         On June 17, 2002, the Company issued 250,000 shares to Future Holdings Corporation in exchange for investment relations and other services to be provided during the next six months. The issuance was recorded at fair market value of $17,500 of which $1,458 has been expensed and $16,042 has been recorded as a deferred consulting expense, which is offset against equity in the condensed consolidated balance sheets. The remaining deferred consulting expense at June 30, 2002 will be recognized over the term of the agreement.

         At June 30, 2002, the Company had 1,060,000 shares issued in its name which are available for sale.

NOTE 3   VENTURE AGREEMENT
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

NOTE 4   ASSET PURCHASE AGREEMENT
------   ------------------------

         On August 11, 2000, HomeTrend, Inc., a previously unrelated company, entered into an agreement to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The assets being purchased are items for disaster and emergency preparedness kits. The purchase price of $200,000 was to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. The Company agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with HomeTrend, Inc., to raise funds to close the asset purchase and fund a plan of operations. The transaction was collateralized by 102,000 shares (408,000 post-split shares, see Note 6) of the Company's stock, which is owned by several shareholders. The transaction to acquire the Pyromid assets was finalized on December 12, 2001 at which time HomeTrend, Inc. made the winning bid in an auction style sale. As a result, the Company is no longer required to make any additional payments under the terms of the original agreement. As of June 30, 2002, the Company has expended $74,927, of which $69,927 has been charged to operations and $5,000 was recorded as a deposit on the asset purchase which subsequently was repaid as part of the note receivable discussed in the following paragraph. The Company had taken an assignment of HomeTrend, Inc.'s agreement to acquire the Pyromid assets as security for this transaction.

         At June 30, 2002, the Company recorded a gain of $70,000 resulting from the sale of all of the Pyromid assets. In relation to this sale, the Company received and was named as the secured party for a note due from EcoPrime, Inc. for $75,000. The note was issued on April 1, 2002 at 8% simple interest per annum, which shall accrue until the loan is repaid 24 months from April 1, 2002.

NOTE 5   GOING CONCERN
------   -------------

         As shown in the accompanying financial statements, the Company incurred accumulated losses of $999,654 from inception and a cumulative negative cash flow from operations of $140,223. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has entered into a purchase agreement to acquire real estate (See Note 6). Management believes that the assets purchased will enable the Company to continue as a going concern.

NOTE 6   SUBSEQUENT EVENT
------   ----------------

         On May 20, 2002 the Company originally executed an agreement to acquire a majority interest (not less than 80%) in Superior Development, Inc., a Southern California real estate firm. On July 2, 2002, the parties to the agreement executed an amendment to the original agreement providing that the Company shall purchase certain real estate assets of Superior Development, Inc. for development and sale at specified values in consideration for the Preferred Stock of the Company.

PART I - FINANCIAL INFORMATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the un-audited financial statements and related notes appearing under the caption "Financial Statements", the information provided under Item 5 of this filing, the 10KSB filed by the Company in February 2002, and recent 8-K filings (see Item 6 below) where the Company disclosed an agreement to acquire more that $7,500,000 worth of real estate assets.

The Company had total assets of $131,542 on June 30, 2002. The expenses of the Company have been minimal and were primarily related to maintaining the Company's fully reporting status. Additional funds will have to be raised by the Company to continue operations. The Company anticipates sell its restricted common stock, or preferred stock, in order to raise funds for working capital. There is no assurance that these efforts to raise additional capital will be successful. Nor is there an assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues adequate to fund its operations in the absence of other sources.

During April of 2002 the Company transferred the Pyromid Assets to another company while taking steps to safeguard the funds invested in that project to date. The Board determined there were other opportunities that offered more potential to its shareholders than that offered by the Pyromid Assets. Please see details shown as the Pyromid Transaction Update under Item 5 below.

On May 20, 2002 the Company entered into an agreement with Superior Development, Inc. that was amended on July 2, 2002, the Agreement. The Agreement provided that the Company would acquire real property as described on Exhibit F of the Agreement. The entire Agreement is available in recent 8-K filings made by the Company. These filings disclose the appraised values and other information. On July 15th 2002 a substantial portion of the assets being acquired were transferred into the name of Superior Real Estate, Inc., a newly formed wholly owned subsidiary of the Company. The remaining assets specified under the Agreement will be transferred in due course when they are processed.

The recent Agreement to acquire real property assets is World Associates' first step toward becoming a fully integrated real estate enterprise. The Company is planning other real estate acquisitions, and to enter into joint venture opportunities in the future. It intends to focus on land and housing development, not office, retail or larger commercial developments, at this time. The Company's strategy is to focus on projects that add significant value, which usually starts with the land component of the development. In the near term the Company will consider developing residential projects that provide options for managing risk that larger, often more extended projects, don't. World Associates, Inc. also intends to incorporate "green" building technologies and materials into it projects, an area in which it hopes to be a leader in the future.

Significant steps are being taken to put the Company on a firm footing. In addition to the recent acquisitions, talks are underway with an investment bank in New York about sponsoring the Company. World Associates, Inc. is also considering various options for listing its stock on a more significant stock exchange. World Associates, Inc. is a 12(g) reporting company and it qualifies for a "piggy back" exemption that would allow it to seek an immediate listing on the NASDAQ Bulletin Board. The Company intends to make such steps in due course as conditions permit.

As a fully integrated real estate company, World Associates, Inc. will combine access to the capital markets, the strength inherent in real estate and a competency with Internet and communications technology to innovate new methods for delivering, marketing and multiplying the value of its real estate assets.

PART II-OTHER INFORMATION

This filing contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934. Although the Company believes that the expectations reflected in such statements are reasonable, no assurances can be given that they will prove correct or without a material difference from what was indicated. The Company remains exposed to risk factors that include; general economic conditions; the terms for and the availability of financing or capital for development; the availability of qualified personnel; a failure to comply with various governmental regulations; market competition; meeting time critical filing deadlines; title issues on real property, liability claims; the inability to get entitlements or approvals for real property; poor conditions for selling the Company's stock; that there will be no exemption that would allow the Company to seek a listing on the OTC: Bulletin Board and others. Statements made herein are not a guarantee of future corporate or stock performance. The Company does not update or revise its forward-looking statements even if it becomes clear projected results (expressed or implied) will not be realized.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Quarter, the Company has sold securities that were not registered as follows:

DATE              NAME                         SHARES             CONSIDERATION
----              ----                         ------             -------------

5/1/02            Vicky Lictman                250,000               Note 1
5/1/02            Jonathan Lictman             120,000               Note 2
5/1/02            Christina Murphy              20,000               Note 3
5/1/02            John Hampton                 120,000               Note 4
5/1/02            Christina Murphy             100,000               Note 5
5/1/02            Jack H. Halperin             100,000               Note 6
5/1/02            Rives McDow                  120,000               Note 7
5/1/02            Stephen Danner                50,000               Note 8
5/1/02            Jon Lichtman                  22,000               Note 9
5/8/02            Randall Prouty             4,000,000               Note 10
5/8/02            Stephen Danner             1,000,000               Note 11
6/18/02           Future Holdings Corp         250,000               Note 12

NOTES:

(1) These shares repaid Vicky Lichtman for 200,000 shares she made available in connection with the Pyromid transaction. Detailed information on that transaction is included in the Company 10KSB filed in February. These shares were issued in the Company's name on 4/25/02 as part of a treasury issue of restricted stock. They were transferred by stock power from the Company on 5/1/02.

(2) These shares repaid Jonathan Lichtman for 120,000 shares he made available in connection with the Pyromid transaction. Detailed information on that transaction is included in the Company 10KSB filed in February. These shares were issued in the Company's name on 4/25/02 as part of a treasury issue of restricted stock. They were transferred by stock power from the Company on 5/1/02.

(3) These shares repaid Christina Murphy for 20,000 shares she made available in connection with the Pyromid transaction. Detailed information on that transaction is included in the Company 10KSB filed in February. These shares were issued in the Company's name on 4/25/02 as part of a treasury issue of restricted stock. They were transferred by stock power from the Company on 5/1/02.

(4) These shares repaid John Hampton for 120,000 shares he made available in connection with the Pyromid transaction. Detailed information on that transaction is included in the Company 10KSB filed in February. These shares were issued in the Company's name on 4/25/02 as part of a treasury issue of restricted stock. They were transferred by stock power from the Company on 5/1/02.

(5) These shares were issued as compensation for bookkeeping and administrative services provided to the Company. The shares were valued at $.05 per share.

(6) These shares were issued as compensation for legal services provided to the Company. The shares were valued at $.05 per share.

(7) These shares were issued as compensation for consulting services provided to the Company. The shares were valued at $.05 per share.

(8) These shares were issued as compensation for serving as a Director on behalf of the Company. The shares were valued at $.05 per share.

(9) These shares were issued as compensation for serving as a Director on behalf of the Company. The shares were valued at $.05 per share. After his last full year term Mr. Lichtman served only a partial year and the amount of the fee he received was prorated accordingly.

(10) These shares were issued as in compensation for executive compensation provided since May of 1999. The shares were valued at $.05 per share.

(11) These shares were issued as compensation for due diligence and acquisition support and other services provided to the Company. The shares were valued at $.05 per share.

(12) These shares were issued as compensation for consulting services provided to the Company based on a June 18, 2002 agreement. The shares were valued at $.07 per share. These shares were transferred by stock power from treasury stock held in the name of the Company (issued on 6/22/01).

ITEM 5.  OTHER INFORMATION

Pyromid Transaction Update
--------------------------

Astrospace International, Inc., previously a wholly owned subsidiary of the Company which has never had business operations of any kind, was sold on April 1, 2002 to Randall Prouty for $1,500.00 as reflected in the Company's books and records. The corporation has since been renamed EcoPrime, Inc., a Nevada corporation.

Astrospace International, Inc., now EcoPrime, Inc., agreed to make a note, the "Note", in favor of the Company to reimburse the Company for the costs incurred in acquiring the Pyromid Assets. The face amount on the Note is $75,000. Payment under the Note is assured by a security agreement, the "Security Agreement", between Astrospace International, Inc., now EcoPrime, Inc., the "Debtor", and the Company, the Secured Party. The Security Agreement provides that 500,000 shares of World Associates, Inc. restricted common stock, shares owned by Randall Prouty, but which were transferred to EcoPrime, Inc., shall be used as collateral under the Security Agreement to secure Note's payments.

In consideration for the Note Astrospace International, Inc., now EcoPrime, Inc., shall receive all right, title and interest to the Pyromid Assets as referred to in the Company's 10KSB filing in February 2002. Although the Company carried its investment in the Pyromid Assets at $5,000 because other costs were expensed, the amount of the Note reflects the total amount of money spent for all Pyromid Asset purchase costs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On June 4, 2002 the Company filed an 8-K to disclose the terms of an agreement with Superior Development, Inc., a Nevada corporation, (Superior) and its shareholders on May 20, 2002. That 8-K also contained an un-audited balance sheet for Superior as of December 31, 2001. Those statements have now been audited and are presented in this 8-K.

On July 17, 2002 the Company filed an 8-K to disclose the terms of an amendment to the above referenced agreement wherein the Company agreed to purchase only the real estate assets of Superior and not its stock.

On August 12, 2002 the Company filed and 8-K to disclose the results of an audit on the books and records of Superior Development, Inc., the Seller, for the period from inception on August 15, 2001 through December 31, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            World Associates, Inc.

Date:  August 14 2002                       /s/ Randall Prouty
                                            ----------------------------------
                                            President, Secretary, and Director