Form 10QSB
period 2002-09-30
WORLD ASSOCIATES INC/NV/
filed 2002-11-20
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Sept 30, 2002

                                  -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  -------------

                        Commission File Number 000-27949

                                   ----------

                             World Associates, Inc.
                      (hereinafter the "Company", including
            its wholly owned subsidiary, Superior Real Estate, Inc.)

               Nevada                                      88-0406903
(Incorporation: Company and Subsidiary)        (IRS Employer Identification No.)

                          4160 S. Pecos Road, Suite 20
                             Las Vegas, Nevada 89121
                                 (702) 914-6092

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of September 30, 2002 there were 76,943,500 shares of registrant's $.001 par value common stock issued, of which 74,093,500 shares were outstanding.

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [X] No [ ]

                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                                    CONTENTS

PAGE      2       CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002
                  (UNAUDITED) AND DECEMBER 31, 2001

PAGE      3       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE
                  PERIOD FROM JUNE 19, 1990 (INCEPTION) TO SEPTEMBER 30, 2002
                  (UNAUDITED)

PAGE      4       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE PERIOD
                  FROM JUNE 19, 1990 (INCEPTION) TO SEPTEMBER 30, 2002
                  (UNAUDITED)

PAGES   5 - 9     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                  SEPTEMBER 30, 2002 (UNAUDITED)


                                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                     ------------------------------------

                                                    ASSETS
                                                                               September 30,
                                                                                   2002           December 31,
                                                                                (Unaudited)           2001
                                                                               -------------      -------------
CURRENT ASSETS
 Cash                                                                          $     12,648       $     26,845
 Restricted cash                                                                    315,334                 --
 Prepaid expenses                                                                     3,164              6,674
 Other current assets                                                                11,467             10,779
                                                                               -------------      -------------
       Total Current Assets                                                         342,613             44,298
                                                                               -------------      -------------

OTHER ASSETS
 Investment in joint ventures                                                     1,250,000                 --
 Land                                                                             8,000,000                 --
 Note receivable                                                                     75,000                 --
 Loan receivable                                                                     25,000             25,000
 Deposit on asset purchase                                                               --              5,000
                                                                               -------------      -------------
       Total Other Assets                                                         9,350,000             30,000
                                                                               -------------      -------------

TOTAL ASSETS                                                                   $  9,692,613       $     74,298
                                                                               =============      =============

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                                      $     13,447       $      5,598
 Due to shareholders                                                                 20,175             21,674
 Land development deposit                                                           315,334                 --
                                                                               -------------      -------------
       Total Current Liabilities                                                    348,956             27,272
                                                                               -------------      -------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 5,000,000 shares authorized, three shares issued and outstanding and three shares to be
  issued at September 30, 2002                                                           --                 --
 Common stock, $.001 par value, 125,000,000 shares authorized,
   76,943,500 and 74,093,500 ssued and outstanding in 2002 and 38,341,500
    shares issued and outstanding in 2001                                            74,094             38,341
 Additional paid in capital                                                      10,462,042            675,613
 Accumulated deficit during development stage                                    (1,051,493)          (659,428)
 Deferred stock based compensation and services                                    (140,986)                --
                                                                               -------------      -------------
                                                                                  9,343,657             54,526
     Less treasury stock at cost (5,000 shares)                                          --             (7,500)
                                                                               -------------      -------------

       Total Stockholders' Equity                                                 9,343,657             47,026
                                                                               -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  9,692,613       $     74,298
                                                                               =============      =============

                    See accompanying notes to condensed consolidated financial statements.


                                         WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                                       (UNAUDITED)

                                                                                                                  Cumulative From
                                                For The Three    For The Three  For The Nine    For The Nine       June 19, 1990
                                                Months Ended     Months Ended   Months Ended    Months Ended      (Inception) to
                                                September 30,    September 30,  September 30,   September 30,      September 30,
                                                    2002             2001            2002           2001               2002
                                                -------------   -------------   -------------   -------------      -------------
INCOME                                          $         --    $         --    $         --    $         --       $        --
                                                -------------   -------------   -------------   -------------      -------------

EXPENSES
 Legal and professional fees                          33,545           6,805          55,468          30,665            169,838
 General and administrative                           20,753           1,078         413,865           4,896            524,393
                                                -------------   -------------   -------------   -------------      -------------
       Total Expenses                                 54,298           7,883         469,333          35,561            694,231
                                                -------------   -------------   -------------   -------------      -------------

OTHER INCOME (EXPENSE)
    Gains on asset sales                                  --              --          71,500              --             71,500
    Dividend and interest income, net                  2,507            (427)          6,086           4,678             22,075
    Interest expense                                     (49)             --             (49)             --               (641)
    Loss on investment security                           --              --              --              --           (380,000)
 Net expenses incurred in connection with
  asset purchase                                          --            (129)           (269)         (2,361)           (70,196)
                                                -------------   -------------   -------------   -------------      -------------
       Total Other Income (Expense)                    2,458            (556)         77,268           2,317           (357,262)
                                                -------------   -------------   -------------   -------------      -------------

NET LOSS                                        $    (51,840)   $     (8,439)   $   (392,065)   $    (33,244)      $ (1,051,493)
                                                =============   =============   =============   =============      =============

NET LOSS PER SHARE - BASIC AND DILUTED          $         --    $         --    $       (.01)   $         --       $      (.07)
                                                =============   =============   =============   =============      =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 DURING THE PERIOD - BASIC AND DILUTED            46,300,093      37,953,826      42,097,544      37,545,707         15,344,624
                                                =============   =============   =============   =============      =============

                         See accompanying notes to condensed consolidated financial statements.


                                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                  (UNAUDITED)
                                                                                                        Cumulative From
                                                                      For The Nine      For The Nine     June 19, 1990
                                                                      Months Ended      Months Ended    (Inception) to
                                                                      September 30,     September 30,    September 30,
                                                                          2002              2001             2002
                                                                      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $  (392,065)      $   (33,244)      $(1,051,493)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Bad debt expense                                                       5,172                --            30,172
     Loss on investment security                                               --                --           380,000
     Stock issued for services                                            110,342            22,125           170,376
     Amortization of deferred services                                     41,472                --            41,472
     (Increase) in other assets                                             4,314            (4,300)           (6,465)
     Decrease (increase) in prepaid expenses                                3,510                --            (3,164)
     Increase (decrease) in accounts payable                                7,849             2,282            13,447
                                                                      ------------      ------------      ------------
       Net Cash Used In Operating Activities                             (219,406)          (13,137)         (425,655)
                                                                      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Due from stockholder                                                          --                --           (25,000)
 Loan receivable                                                               --                --           (25,000)
 Deposit on asset purchase                                                     --                --            (5,000)
                                                                      ------------      ------------      ------------
       Net Cash Used In Investing Activities                                   --                --           (55,000)
                                                                      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to shareholder                                                        (1,499)            1,000            70,175
 Note receivable                                                          (75,000)               --           (75,000)
 Proceeds from land development deposit                                   315,334                --           315,334
 Restricted cash                                                         (315,334)               --          (315,334)
 Purchase of treasury shares                                                   --                --            (7,500)
 Proceeds from common stock issuances                                     281,708                --           505,628
                                                                      ------------      ------------      ------------
       Net Cash Provided By Financing Activities                          205,209             1,000           493,303
                                                                      ------------      ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (14,197)          (12,137)           12,648

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            26,845            21,546                --
                                                                      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $    12,648       $     9,409       $    12,648
                                                                      ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

The Company acquired land having a fair value of $8,000,000 in exchange for the issuance of preferred stock (See Note 4).

The Company acquired a 50% interest in a real estate joint ventures in exchange for 25,000,000 shares of common stock (See Note 3).


                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 -----------------------------------------------
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
--------------------------------------------------------------------

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

         On June 18, 2002, Superior Real Estate, Inc. ("Superior Real Estate") was incorporated in the State of Nevada to own and develop certain real estate assets as described in Notes 3 and 4. The Company owns 100% of the issued and outstanding shares of Superior Real Estate.

         For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB filed March 14, 2002.

NOTE 2   STOCKHOLDERS' EQUITY
-----------------------------

         The Company is authorized to issue 125,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. There are three shares of preferred stock issued and outstanding and three shares to be issued at September 30, 2002 (See Note 4).

         The Company had 37,296,000 shares of common stock outstanding at December 31, 2001, which includes a 4:1 forward stock split. All common share and per share data was retroactively adjusted to reflect the stock split.

         The Company held 5,000 shares of treasury stock acquired for $7,500 during the year ended December 31, 2000. During the nine months ended September 30, 2002, the Company issued the 5,000 shares of treasury stock for payment of services.

         At September 30, 2002, the Company had 2,850,000 shares issued in its name which are available for sale.

         The Company accounts for equity based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to equity-based compensation of consultants and other non-employees.

                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 -----------------------------------------------
                                   (UNAUDITED)

         The Company did not adopt the fair value method, in accordance with SFAS 123, with respect to employee unit options. The Company accounts for employee unit options under the "intrinsic value" method in accordance with APB 25. For the nine months ended September 30, 2002, the Company did not issue options to employees, thus having no impact on the accompanying financial statements.

         The Company issued 700,000 shares of common stock for services during the nine month period ending September 30, 2002 in connection with three consulting agreements, all with different lives. As a result of these agreements, the Company recorded current charges of $19,139 for the nine months ended September 30, 2002. The Company also recorded a deferred consulting service of $47,861 at September 30, 2002, as a result of these agreements. The deferred consulting service is being amortized over the lives of the agreements.

         During the nine months ended September 30, 2002, the Company issued 1,500,000 shares of common stock in connection with a two-year employment agreement. As a result of the agreement, the Company recorded current charges of $4,375 for the nine month period ending September 30, 2002. The Company also recorded a deferred employment compensation of $55,625 at September 30, 2002 as a result of the agreement. The deferred employment compensation is being amortized over the life of the agreement.

         During the nine months ended September 30, 2002, the Company issued 900,000 shares of common stock in connection with a nine-month promotional services agreement. As a result of the agreement, the Company recorded current charges of $16,500 for the nine months ended September 30, 2002. The Company also recorded a deferred consulting service of $37,500 at September 30, 2002 as a result of this agreement. The deferred promotional service is being amortized over the life of the agreement.

NOTE 3   VENTURE AGREEMENTS
---------------------------

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

                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 -----------------------------------------------
                                   (UNAUDITED)

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

         During the quarter ended September 30, 2002, the Company on behalf of its 100% owned subsidiary Superior Real Estate, issued 25,000,000 shares of its common stock for a 50% joint venture interest in the development of certain real estate projects with respective property owners. The joint ventures were arranged so that the respective property owners contributed property while Superior Real Estate would contribute its real estate development expertise and other resources for financing and overseeing the project developments. The Company collected approximately $315,000 in cash during the three-month period ended September 30, 2002 as a deposit for land development related to one joint venture. The Company has recorded the deposit as a current liability in the accompanying financial statements. The fair market value of the stock issuance was $1,250,000 based upon the fair value of the 25,000,000 ($.05 per share on the grant date) shares of common stock issued, which the Company has recorded as an Investment in Joint Ventures on the accompanying financial statements.

NOTE 4   ASSET PURCHASE AGREEMENTS
----------------------------------

         On August 11, 2000, HomeTrend, Inc., a previously unrelated company, entered into an agreement to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The assets being purchased are items for disaster and emergency preparedness kits. The purchase price of $200,000 was to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. The Company agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with HomeTrend, Inc., to raise funds to close the asset purchase and fund a plan of operations. The transaction was collateralized by 102,000 shares (408,000 post-split shares, see Note 6) of the Company's stock, which is owned by several shareholders. The transaction to acquire the Pyromid assets was finalized on December 12, 2001 at which time HomeTrend, Inc. made the winning bid in an auction style sale. As a result, the Company is no

                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 -----------------------------------------------
                                   (UNAUDITED)

         longer required to make any additional payments under the terms of the original agreement. As of September 30, 2002, the Company has expended $74,927, of which $69,927 has been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. The Company took an assignment of HomeTrend, Inc.'s agreement to acquire the Pyromid assets as security for this transaction. The Company expects to enter into a Joint Venture agreement with HomeTrend in the near future to restart the Pyromid operations. As of September 30, 2002, the Company is recording a gain of $70,000 in relation to the sale of Pyromid assets. In relation to this sale, the Company was named as the secured party for a note due from EcoPrime, Inc. to the Company for $75,000. The note was issued on April 1, 2002 at 8% simple interest per annum, which shall accrue until the loan is repaid 24 months from April 1, 2002.

         On June 4, 2002, and then again on July 2, 2002, the Company made 8-K filings to disclose an agreement, (the "Agreement") to acquire six real estate properties (the "Acquired Assets") from Superior Development, Inc. (the "Seller"). The real property acquired under the Agreement was transferred into Superior Real Estate. The Company intends to develop and sell the Acquired Assets to homeowners, builders or investors. The Company issued six shares of its preferred stock during July 2002, three of which are being held by the Company, for the Acquired Assets. The total fair market value of the stock issuance was $8,000,000 based upon the appraised value of the real property acquired from the Seller. The three preferred shares being held by the Company will be issued when the certain remaining terms in three of the six agreements are resolved. The fair market value of the properties corresponding to the three preferred shares being held by the Company is $2,730,000. The deeds for all Acquired Assets are in the name of Superior Real estate at September 30, 2002.

NOTE 5   RELATED PARTY
----------------------

         Robert E. O'Leary, a stockholder of the Company, formerly owned 7,500,000 shares, approximately 20% of the issued and outstanding common stock, in Superior Development, Inc. the Seller of several properties the Company acquired using its Series A-F Preferred Stock (See Note 4). Mr. O'Leary agreed to return that stock to the Seller as part of the overall transaction between Mr. O'Leary and the Company and to eliminate any conflict of interest arising from the fact that Mr. O'Leary now represents the interests of the Company under its agreements with the Seller.

NOTE 6   GOING CONCERN
----------------------

         As shown in the accompanying financial statements, the Company incurred accumulated losses of $1,051,493 from inception, a working capital deficiency of $6,343 and a cumulative negative cash flow from operations of $425,655 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions. As a result of this funding, the Company expects significantly increased operating revenues and preservation of its asset base. Management believes that success from the Company's financing plans will allow the Company to continue as a going concern.

                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 -----------------------------------------------
                                   (UNAUDITED)

NOTE 7   SUBSEQUENT EVENT
-------------------------

     The Company recently sold a Series G preferred stock. The Series G stock contained lien rights and provided for a 10% dividend during a term of one year with an additional 10% "kicker" at the end of that time to be paid in stock or cash. This provided the Company with $60,000 in new cash for immediate working capital while the Company engages other sources.

PART I - FINANCIAL INFORMATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the un-audited financial statements and related notes appearing under the caption "Financial Statements", the other information provided in this filing, the 10KSB filed in February 2002, recent 8-K filings (see ITEM 6 below for a list) and the Company's other periodic filings.

Summary:
--------

This quarterly filing is the Company's first since it acquired a significant portfolio of real estate property interests. During this period the Company used its preferred stock to acquire several properties valued at $8,000,000. There were three 8-K filings that disclosed the Agreements related to that acquisition. (See ITEM 6 below for the detailed filing dates)

The Company acquired a portfolio of joint venture interests from Robert E. O'Leary for $1,250,000 worth of its common stock and Mr. O'Leary accepted a position as the President of a wholly owned subsidiary, Superior Real Estate, Inc., and a position on the Board of the Company. Further details on the transactions that relate to Mr. O'Leary are contained in this filing.

Finally, the Company entered into other joint venture agreements during the period with various land-owners or investors to develop additional properties in California, as follows:


Name of Joint Venture                            Date        Details
---------------------                            ----        -------
Cherry Hill Estates Joint Venture               6/1/02      5 One acre lots, Cherry Valley, CA

Banning Estates Joint Venture                   9/1/02      18 One half acre lots, Banning, CA

Sierra Estates Joint Venture                   10/25/02     23 Potential lots, Santa Clarita, CA


These joint ventures are primarily for "infill locations", discussed below.

At the end of the most recent quarter the Company's financial statements showed total assets of $9,692,613 and total liabilities of $348,956. At this time $2,730,000 of the assets shown on the Sept 30th balance sheet (through its wholly owned subsidiary, Superior Real Estate, Inc.,) are being held in a pending status as described in detail in under ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS below. As, if and when matters related to these assets the Company will report those details.

The Company added significantly to its working capital reserve during the last period. That includes selling a Series G Preferred Stock (after the end of quarter, but before this filing) that added approximately $60,000 in cash to balance sheet shown for the quarter ending September 30, 2002. The actual Series G Terms Sheet is disclosed in its entirety as an exhibit to this filing.

Primary Markets
---------------

The Company plans to focus on two primary markets within the real estate field. The first is manufactured housing (mostly on "infill locations" see below) and the second is land development. The Company will not focus on office, retail or larger commercial developments, at this time. The Company's strategy is to focus on projects that are lower-risk, fast turning projects in the affordable range that allow it to easily adapt to market conditions. California is main territory the Company is focused on at the moment, but it expects to do business in other markets in the future.

Manufactured Housing:
---------------------

Many estimate that manufactured housing now comprises more than 30% of the housing market in the United States. This segment of the market has low risk characteristics when compared with other housing approaches. It is possible to build and sell such product quickly because construction time is less and the costs are lower. In certain markets there can be a significant profit margin on manufactured homes. This is particularly true in California where the average price for a home is higher than most parts of the country. The Company expects to be able to take advantage of attractive financing options available from manufacturers and finance companies.

Superior Real Estate, Inc.'s management, particularly its President, Robert O'Leary, is a dealer for many of the main manufacturers. They include Skyline, Silvercrest, Hartland, Champion, Cavco, Fleetwood and others. Superior is establishing "flooring lines", or a financing facility used to bridge the time between manufacture and the time the unit is delivered and set up on the site or sold. Superior owns, or controls through joint ventures, sites on which it intends to put high quality 900 - 3,000 square foot homes in keeping with new estate styles and featuring modern elevations and options that cover a wide range of tastes.

Superior already owns or controls land for more than 700 dwelling units in California. The price on most such homes is expected to be between $125,000 and $250,000. Using an average price of $175,000, development of sites the Company already controls would yield more than $120,000,000 during the next three to four years. The largest single project is Miracle Lake located in Rosamond, CA. This site is in the vicinity of Edwards Air Force Base, but clear of its flight paths. It is an area experiencing significant growth because of Edwards and the growth in the area itself. This project contains approximately 460 units and would be built as an over-55 community with a lake amenity.

Infill Housing:

The Company also owns or controls through joint venture other smaller sites for "infill housing". The infill housing market consists of entitling land and/or building homes in locations where the community is already well established. This includes finding scattered lots that remain available in "settled" communities where there are already established housing patterns and pricing. Building in outlying areas or in the path of growth is a more speculative approach than building in established communities. The Company has a five home project in Cherry Valley, California, that is one good example of its activity in the infill market. Those five homes are expected to produce $1,125,000 in gross sales, or $225,000 per unit. From the time permits are issued it is possible to have the homes fully constructed in 90 days.

The Company is working on several projects like Cherry Hill Estates that range in size from one unit to 25 units. These projects will be put into production first. The Company owns or controls land for more than 40 such infill home lots. At the end of six months the Company expects to be well into the 40 units and it may build another 50 units by the end of 2003. In that event infill projects could generate more than $20,000,000 in gross sales during 2003 with pretax profit margins of 17.5% to 25%. There is no assurance that such revenues or profit margins will be achieved.

There is usually strong demand in the infill housing business. That is especially true now in California. Focusing on the infill housing market allows the Company to ramp up operations and start generating sales and profits quickly without the front time and planning that larger projects often require. It is a low risk and profitable segment of the market that provides the Company the chance to expand its operations in a methodical way.

Larger Projects:

The Company also has larger projects like Miracle Lake located in Rosamond, CA. The Company considers this site suitable for a 462 unit manufactured home subdivision. These homes would be geared to the over-55 market. The site has significant water resources under it that were used in the past to create a lake on this site. Some details on the Miracle Lake Site:

Appraised Value of Land as of February 22, 2002

"As-Is" land value                     $5,000,000
Retail Value Upon Lot Sale =          $31,705,000
Appraised by The Limback Company, Inc.
Signature by: Greg Limbach, MAI, CGA #AG006291
File Number: 02073cRM

The Company projects Miracle Lake would generate more that $60,000,000 in gross sales during a 3 to four year period. The land has less than $700,000 in liens against it at this time. Most of the liens relate to bonds put into place to finance infrastructure. The Company plans to phase start this project once it has some momentum established building smaller infill sites. Miracle Lake will not require a highly leveraged approach to develop it. Once the lake and the first phase road and utilities infrastructure are put in the project should be self-funding from cash flow. The Company expects it may take up to $3 million dollars in financing to deal with the up front costs for Miracle Lake and start the process of selling units.

Land Development:
-----------------

The other primary market the Company plans to focus on is land development. This process includes obtaining the entitlements and approvals required to develop a project and then selling a fully entitled piece of land to homeowners, builders or investors. The profit in many real estate transactions often starts with the land due to appreciation, entitlement efforts, demographic pressure, etc., rather than a profit made during construction or later while managing property.

In the land business it is not necessary to deal with construction, lease-up and rental, long sellout periods, subcontractors and more. The risks are greatly reduced with fewer moving parts and the personnel requirements are significantly less. When land is purchased un-leveraged (without any loan or financing) the carry risk is diminished, allowing one to weather most downturns. Purchasing land without leverage is the Company's strong preference.

In California, the primary market the Company is focused on at this time, many sub-markets are virtually out of fully entitled residential land. Builders in California generally buy entitled land so they can save time and carrying costs, and allowing them to stay focused on their core business as a builder.

The Company expects to ally with institutions or large investors and to use its status as a public company to obtain funding for its land development program. Superior has already found there is significant interest to support its plans. Potential participants appreciate the advantage of having a fully secured position backed by tangible assets that are in strong demand. Pension funds and other long-term players in the real estate market are the most likely prospects for co-operation on a land development program.

Immediate Plans:
----------------

The Company's immediate objective is to execute a plan of development for assets the company already owns or controls through joint venture agreements. Smaller building sites with only a few lots will enter the pipeline first. This should start to generate sales and cash flow during the next quarter. Larger sites like Miracle Lake still need to go through the entitlement process. In the case of Miracle Lake it will take several months. After the entitlement process is complete and after the infill projects are in process, Miracle Lake will be phased in as, if and when the Company is satisfied it has the operational and financial components are in place to execute that phase of its plans.

Superior Real Estate, Inc. already owns or controls more than 275 acres of land on which it can build more than 700 home units. The Company has access to additional land through joint ventures. The Company has funding to begin development for smaller infill locations at this time. In some cases it is relying on individual investors to provide funds secured by property in return for a portion of the profit as a method for starting infill or other projects.

Working Capital and Funding Requirements:
-----------------------------------------

The Company anticipates selling its restricted common stock, its preferred stock, or to obtain other financing from investors or financial institutions. When the Company purchased tangible real estate assets recently it improved the Company's balance sheet significantly and therefore its ability to conclude such discussions successfully. This filing provides a consolidated set of financial statements that reflects the Company's new financial position for the first time. Those are the financial details that are required to conclude discussions on further significant financing. Discussions about further funding are expected to accelerate upon filing of this 10QSB.

The Company's ability to realize significant revenue and preserve the assets will required that the Company finalizing further funding. The Company seeks a combination of debt, which could be in the form of a line of credit or some debt collateralized by its assets, and/or equity financing.

The Company is already at work establishing "flooring lines" (lines of credit used to bridge the purchase of manufactured home units). A line of credit could be used to finance site improvements and set up costs prior to the sale of the manufactured homes the Company intends to sell. The Company has significant interest from sources interested in providing various forms of this financing. The Company now requires the time to negotiate acceptable terms.

The amount of funding the Company obtains will affect how aggressive it can be in developing its assets. A line of credit for $1,000,000 and another $1,000,000 in debt or equity funding could start the process and allow the Company to generate significant revenues and profits just from its infill properties. The Company believes that $2,000,000 in funding is a modest request in the light of its financial position and the earnings potential presented by the manufactured housing opportunity in front of the Company. The Company may arrange to up to $5,000,000 in funding if and when the terms are favorable.

The Company recently sold a Series G preferred stock on or about October 24, 2002. The details on this transaction, which occurred after the end of the quarter being reported, are nevertheless shown under ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS below. This provided the Company with $60,000 in new cash for immediate working capital in addition to the current assets reflected on the most recent balance sheet.

There is no assurance that efforts to raise funds will be successful. Nor is there any assurance that the Company's actual capital needs will not be greater than anticipated.

A More Significant Stock Exchange Listing:
------------------------------------------

The Company has considered listing its stock on a more significant stock exchange. It has been in contact with the NASDAQ Market and several market makers toward that end. Those inquiries indicate that the Company qualifies for a "piggy back" exemption as it relates to the NASDAQ: Bulletin Board. The Company's is a reporting company under section 12(g), the main requirement for listing a company's stock on the NASDAQ: Bulletin Board. It is likely that the Company will elect to list on the Bulletin Board shortly.

During 2003 the Company expects to consider when, and whether, to list its stock on a major listed stock exchange. Though such a listing has not been investigated seriously yet, the Company notes it does meet the net tangible asset test for listing on a major exchange.

Board and Management:
---------------------

The Company now has three members Board Members. Superior Real Estate, Inc., a wholly owned subsidiary of the Company, has two Directors. They are:

Randall Prouty
World Associates, Inc., Pres., Secretary, Director
Superior Real Estate, Inc., C.F.O., Secretary, Director

Robert E. O'Leary
World Associates, Inc., Director
Superior Real Estate, Inc., President, Secretary, Director

Stephen Danner
World Associates, Inc., Director

There is more information on a significant shift in the control of the Company and recent agreements with the Directors and Officers of the Company under ITEM 5 OTHER INFORMATION below.

Howard Palmer, who signed an agreement (see 8-K information below) that provided for him to join the Board, has decided not to do so. The Company expects the shares (1,500,000 restricted common shares) issued in Howard Palmer's name in consideration for his participation, will be cancelled.

PART II-OTHER INFORMATION

This document, and other documents, press releases, web content or other communications of the Company, contains "forward-looking statements" as provided in the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company believes that the expectations reflected in such statements are reasonable, but no assurances can be given that they will prove correct or that there will not be a material difference in actual results.

The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Forward-looking statements are subject to various known and unknown risk factors. The reader is cautioned not to assume that forward-looking statements are a guarantee of future performance since the actual results may differ materially from those anticipated by the Company. Some of the risk factors affecting the Company include: general economic conditions; the availability of sufficient financing to commence a plan of development for the real estate assets it recently acquired; the availability of qualified personnel; regulatory requirements; market competition; meeting time critical contract or obligation deadlines; property title issues; liability claims; the inability to get entitlements; poor conditions for selling the Company's stock; and others.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During this period the Company issued or transferred its restricted Common Stock
--------------------------------------------------------------------------------
as follows:
-----------

Schedule of Restricted Common Stock Issued
------------------------------------------

DATE          NAME                                  SHARES        CONSIDERATION
----          ----                                  ------        -------------

7/9/02        Future Holdings                        250,000          Note 1
7/9/02        Robert E. O'Leary                    1,500,000          Note 2
7/9/02        Howard M. Palmer                     1,500,000          Note 3
7/9/02        IQ Innovac                             200,000          Note 4
7/9/02        Rives McDow                            650,000          Note 5
7/9/02        World Associates, Inc.               3,000,000          Note 6
7/11/02       Wall Street Promotion                  250,000          Note 7
7/15/02       Laurel Moody                           200,000          Note 8
8/19/02       World Associates, Inc.              25,000,000          Note 9
9/1/02        Future Holdings                       -500,000          Note 10
9/20/02       Newport Capital                        250,000          Note 11
9/25/02       New Century Capital Consultants        250,000          Note 12
9/30/02       Robert E. O'Leary                   25,000,000          Note 13

These sales were exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof where an issuer issues shares that are not part of a public offering.

NOTES ON COMMON STOCK:

(1) These shares were sent to Future Holdings, Inc. in connection with a Consulting Agreement executed June 18th 2002. See Note: 9 below.

(2) These shares were issued on July 9, 2002 in the name of Robert E. O'Leary as provided in the recent Agreement wherein the Company acquired certain real estate assets. Mr. O'Leary agreed to take a significant role in managing the assets being acquired by the Company in return for which he was to be issued Management Shares (1,500,000 restricted common shares) in consideration for an Employment Agreement. The price of the Company's stock between August 1, 2002 and August 8, 2002 was $.04 to $.05 per share. The Employment Agreement was executed and the Management Shares were delivered on August 7th 2002.

(3) These shares were issued in Howard Palmer's name in consideration for an Employment Agreement and his participation in management. Mr. Palmer has decided not to participate in the manner originally intended when the agreement for these shares was made. The Company is in possession of these shares and expects to return them to the transfer agent to be cancelled.

(4) These shares were issued in consideration for efforts to promote the interests of the Company abroad, for investigating and recommending the best approach to listing the Company's stock on a German stock exchange and for exposing the Company to alternative building technologies that may be incorporated into the Company's plans, particularly panelized construction elements with very efficient insulation characteristics. These shares were valued at the price on the day issued, $.04 per share.

(5) These Rives shares were issued to build public awareness of the Company in the investment community. These shares valued at the price on the day issued, $.04 per share.

(6) The Company issued 3,000,000 restricted common shares of stock in its name to be used to retain services and settle obligations of the Company. These shares shall be transferred by stock power as, if and when such transfers are authorized. Shares held in the name of the Company should be considered issued, but not outstanding (Treasury Stock) until transferred.

(7) These shares were issued to cover a market awareness program. The shares were valued at $.12 per share on the date they were transferred.

(8) These shares were issued in consideration for efforts to promote the interests of the Company within the financial community in New York and to prepare information packages and other collateral material. They were valued at $.07 per share on the date of the Agreement.

(9) The Company agreed to acquire up to $1,250,000 of real property, or joint venture interests in real property, from Mr. O'Leary in consideration for restricted common stock in the Company, specifically 25,000,000 restricted common shares valued at $.05 per share. The price of the Company's stock on August 2, 2002 was $.04 per share. Twenty Five Million shares were issued in the name of the Company (Treasury Stock) to be held for transfer to Mr. O'Leary as, if and when he delivers real estate, or real property interests, in the amount shown above to the Company.

(10) Future Holdings, Inc. and the Company agreed to rescind a Consulting Agreement executed on June 18, 2002 when the parties decided to put a hold on their agreement due to market conditions. The shares the Company sent to Future Holdings, Inc., as provided in the Consulting Agreement, were returned to the Company.

(11) Newport Capital, Inc. has agreed to advise the Company on sources for investment. They were valued at $.07 per share on the date of the Agreement.

(12) These shares were transferred to New Century Capital Consultants, Inc. in consideration for a Consulting Agreement with the Company. They were valued at $.15 per share on the date of the Agreement.

(13) On September 30, 2002 the Company finalized its agreement with Mr. O'Leary when he assigned joint venture interests he controlled to Superior Real Estate, Inc. in return for 25,000,000 shares of restricted common stock that was being held in the Company's (Treasury Stock) name for that purpose. See Note 8 above. A Schedule of Real Property Interests and their respective values are shown under ITEM 5:
         OTHER INFORMATION below.

(14) CORRECTION: There was an error in the list of stock shown as issued in the ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS section of the second Quarter 10QSB filing made by the Company. That list showed Christiana Murphy was issued 100,000 as compensation for services on 5/1/02. The correct amount was 120,000 shares. As this is not a material error, the Second Quarter 10QSB will not be amended.

During this period the Company issued or transferred its restricted Preferred
-----------------------------------------------------------------------------
Stock as follows:
-----------------

Schedule of preferred stock issued during this period.
------------------------------------------------------

Preferred Series     Property Name                Series Value           Note
----------------     -------------                ------------           ----

Series A             Miracle Lake                   $4,600,000              1
Series B             Heritage Gardens               $1,650,000              2
Series C             Valley Vista                     $400,000              3
Series D             Beaumont Joint Venture           $600,000              4
Series E             Commercial Corners               $680,000              5
Series F             Industrial Site                   $70,000              6
                                                    ==========
                     Total                          $8,000,000

The terms and conditions for the above series are disclosed in recent 8-K filings. See ITEM 6 below.

The Company issued a Series G Preferred Stock as a result of an agreement made October 25th, 2002, subsequent to the period covered in this filing. The complete terms sheet for the Series G Preferred Stock is disclosed in the exhibits to this filing. The Company realized approximately $60,000 in cash from the sale of this Series that shall be used for working capital.

NOTES ON PREFERRED STOCK:
------------------------

(1) One share representing Series A Preferred Stock was issued and delivered to Superior Development, Inc. to purchase the land for Miracle Lake - 80 acres off Interstate 14 in Rosamond, California. The deed to this property is currently in the name of Superior Real Estate, Inc., a wholly owned subsidiary of the Company.

(2) One share representing Series B Preferred Stock was issued, but it remains in the possession of the Company while the Company attempts to resolve certain matters that relate to the property known as Heritage Gardens. (See below) The deed to this property is currently in the name of Superior Real Estate, Inc., a wholly owned subsidiary of the Company.

(3) One share representing Series C Preferred Stock was issued, but it remains in the possession of the Company while the Company attempts to resolve certain matters that relate to the property known as Yucca Valley. (See below) The deed to this property is currently in the name of Superior Real Estate, Inc., a wholly owned subsidiary of the Company.

(4) One share representing the Series D Preferred Stock was issued and delivered to Beaumont Springs Ranch Joint Venture. The Company, through its wholly owned subsidiary Superior Real Estate, Inc., is now one participant in a joint venture to develop this property.

(5) One share representing Series E Preferred Stock was issued, but it remains in the possession of the Company while the Company attempts to resolve certain matters that relate to the property known as the Commercial Corners located in Rosamond, California. (See below) The deed to this property is currently in the name of Superior Real Estate, Inc., a wholly owned subsidiary of the Company.

(6) One share representing Series F was issued and delivered to Superior Development, Inc. to purchase the land, 12.5 acres, just off of Interstate 14 in Rosamond, California. The deed to this property is currently in the name of Superior Real Estate, Inc., a wholly owned subsidiary of the Company.

Properties Pending:
-------------------

The Company has taken the position that three of the properties it acquired, and the stock that was issued in connection with them, shall be held in a pending status on its books and records until certain issues are resolved. This disclosure affects Series B, C & E Preferred Stock.

Series A-F preferred shares were issued in connection with an "Agreement" that was disclosed in recent 8-K filings made by the Company (See ITEM 6 below). That Agreement provided for certain protective covenants in the event of a default under the Agreement. These shares also carried an additional legend that restricts transfer of the Series A-F shares, " UNTIL AND UNLESS ANY BREACH IS CURED". Finally, when the Board resolved to issue Series A-F it provided for canceling the shares in the event of a default.

In letter written on October 23rd, 2002, the Company notified Superior Development, Inc., the Seller of the properties related to Preferred Stock Series A-F, that were issues with some of the properties that were acquired. This occurred due to the fact that there were undisclosed liens, lawsuits and judgments affecting certain of the properties, among other things. The Company has the right, under those circumstances, to cancel or prohibit transfer of the Preferred Stock that relates to the affected property. While the Company has that recourse, it intends to work out the situation with these properties if possible. While those efforts are ongoing the Company refers to the affected properties as being in a pending status. At this time $2,730,000 of the assets shown on the Sept 30th balance sheet (through its wholly owned subsidiary, Superior Real Estate, Inc.,) are being held in a pending status. The Company will report further on the outcome of these properties as, if and when there is information to report.

At this time $2,730,000 of the assets shown on the Sept 30th balance sheet (through its wholly owned subsidiary, Superior Real Estate, Inc.,) are being held in a pending status

Details By Series:
------------------

Preferred Stock Series B:

This preferred stock relates to a property known as Heritage Gardens consisting of 36.38 Acres, APN (Assessor Parcel Number) 472-100-02 & 472-100-38 located in Kern County, Rosamond, California. The Company found that there were undisclosed judgments and liens against this property and a lawsuit that involves one lien holder. This property was also scheduled for sale by the Kern County Tax Assessor November 4, 2002 to satisfy back taxes. Before that could happen the County withdrew the property from the sale as a result of a bankruptcy claim by one lien holder mentioned above.

The Company is attempting to refinance, work-out and/or resolve the problems with this property. In the event that occurs the preferred stock Series B will be delivered to the seller and adjusted for any difference in value that may have resulted. If it is not possible to resolve the issues that relate to this property, or it is not economically feasible to do so, the Company will cancel the Series B preferred stock and deed the property back to the seller.

Until this matter is resolved, no value will be given to this property on the books and records of the Company and it will be held in a pending status.

Preferred Stock Series C:

This preferred stock relates to a property known as Valley Vista consisting of
8.88 acres, APN (Assessor Parcel Number) 0601-601-01 thru 0601-601-24 located in Yucca Valley, California. The seller warranted that a newly place land loan was in good standing. In fact it is in default. The proceeds of that loan were to be used as an interest reserve and to cover pre-development expenses to ready the project for permitting. After closing it was clear those funds were not spent as intended.

The Company now must replace the interest reserve and provide for the pre-development expenses for this property. That can happen from existing Company funds or from new investment. The Company is already at work on an agreement to bring in additional investment that can be allocated to this project. This agreement is not yet final and there is no assurance that it will be.

In the event the Company replaces the reserve, the payout on the Series C Preferred Stock can be adjusted accordingly for the cost and expense involved in correcting the problem on this property. If the situation is not resolved or it leads to a lien default, the Company may cancel the Series C preferred stock and deed any rights to the property back to the seller.

Until this matter is resolved, no value will be given to this property on the books and records of the Company and it will be held in a pending status.

Preferred Stock Series E:

This preferred stock relates to properties referred to as the Commercial Corners consisting of two fully entitled corner parcels 2.08 acres and 1.8 acres respectively, off of Interstate 14. APN's (Assessor Parcel Number) 472-100-05 & 472-100-07 located in Kern County the town of Rosamond, California.

The loan put on the properties in June of 2002 went into immediate default when no payments were made just prior to the Company acquiring this property. For the moment the lien holder, who has filed a foreclosure action, has agreed to cooperate with the Company in an attempt to refinance these properties. These properties are fully entitled and have been appraised for a total of $850,000. It seems practical to consider that the Company can replace the existing debt with a loan at or under a 50%LTV that would bridge this situation. If so, that could cure the immediate problem with this property by taking out the previous lender and provide a reserve to cover debt service.

If this situation is not resolved or the existing lender decides to foreclose before a new loan can be arranged, the Company may cancel the Series E preferred stock and deed any rights to the property back to the seller. Until this matter is resolved, no value will be given to this property on the books and records of the Company and it will be held in a pending status.

Pending Status:
---------------

Series B, C & E, and the properties that relate to them, shall be held in a pending status on the books and records of the Company until the situation is clarified. Collectively they would represent $2,730,000 in book value if added to the balance sheet, and a market value of $3,250,000 (as a result of recent MAI appraisals). As, if and when the issues surrounding these properties are clarified, the Company will put these assets on its books.

Series G Preferred Stock:
-------------------------

On October 25, 2002 the Company sold two shares of Series G Preferred Stock that added approximately $60,000 in cash to the balance sheet ending September 30, 2002, as shown in this filing. The proceeds of the Series G Preferred Stock will be used for working capital. The actual Series G Terms Sheet is disclosed in its entirety as an exhibit to this filing.

ITEM 5.  OTHER INFORMATION

Changes in Control
------------------

The Company has had a significant shift in its management and controlling shareholders. Mr. Robert O'Leary, his complete biography is shown below, agreed to take a significant role in managing the assets being acquired by the Company in return for which he was issued 1,500,000 restricted common shares in consideration for an Employment Agreement. In addition, the Company agreed to acquire up to $1,250,000 of real property, or joint venture interests in real property, from Mr. O'Leary in consideration for restricted common stock in the Company, specifically 25,000,000 restricted common shares. As a result Mr. O'Leary now owns a total of 26,500,000 common shares in the Company. He is a member of the Board of Directors and serves as the President of Superior Real Estate, Inc., the primary operating subsidiary of the Company. The current Directors and Officers positions are reflected below:

                                                                    Shareholding         percent
                                                                    ------------         -------
Randall Prouty
World Associates, Inc., Pres., Secretary, Director
Superior Real Estate, Inc., C.F.O., Secretary, Director               29,150,000         38.38%

Robert E. O'Leary
World Associates, Inc., Director
Superior Real Estate, Inc., President, Secretary, Director            26,500,000         34.89%

Stephen Danner
World Associates, Inc., Director                                       2,100,000          2.79%
                                                                      ==========         ======
As a group:                                                           57,700,000         76.06%

                                       21







Schedule of Real Property Interests Acquired from Robert E. O'Leary
-------------------------------------------------------------------

PROJECT NAME:       DEAL VALUE         VALUE      LIENS       INTEREST        JV VALUE          ALLOCATED         SHARES
-------------       -------------      -----      -----       --------        --------          ---------         -------
Anza RV Park           $950,000      $2,367,000     $0           50%           $708,500           406,716        8,134,328
------------
Fairmont Estates       $600,000      $1,638,000     $0           50%           $519,000           297,933        5,958,668
----------------
Blyth Commerical       $400,000      $1,500,000     $0           50%           $550,000           315,729        6,314,581
----------------
Marina Townhomes       $400,000        $600,000     $0           50%           $100,000            57,405        1,148,106
----------------
Oak Canyon             $140,000        $280,000     $0           50%            $70,000            40,184          803,674
----------
Palm Desert            $230,000        $600,000     $0           50%           $185,000           106,200        2,123,995
-----------
Partrician             $160,000        $250,000     $0           50%            $45,000            25,832          516,648
----------
Cherry Valley          $185,000        $185,000     $0           50%                 $0                -                 -
-------------
TOTALS               $3,065,000      $7,420,000     $0                       $2,177,500        $1,250,000        25,000,00
------


The agreement with Mr. O'Leary stated that the Company would acquire $1,250,000 in real estate or real property interests in consideration for the Company's restricted common shares valued at $.05 per share, or 25,000,000 shares. The parties have taken the position that Mr. O'Leary was to contribute a minimum of $1,250,000 in value to obtain 25,000,000 shares. When the Company acknowledged the minimum was exceeded it transferred the 25,000,000 shares in return for an assignment of the interests shown above. Mr. O'Leary now acts as a Director and Officer of the Company and he has agreed to represent the interests of the Company and its wholly owned subsidiary Superior Real Estate, Inc. as specified in an Employment Contract.

Biography:  Robert E. O'Leary
-----------------------------

Mr. O'Leary has acted as a principal in numerous real estate developments throughout the country. He focused on land development as the Chief Executive Officer of Landfolio, Inc. during the 1990's and as President of Romakk Corp. Under his direction these companies built and sold residential and commercial real estate projects, including more than 90 residential, income and investment properties, shopping centers, apartments, office, industrial parks, a mixed use development with an 18 hole golf course, hotels and other commercial and residential properties.

Mr. O'Leary worked for Stern, Frank, Meyer and Fox during the 1970's and was responsible for establishing a corporate finance department and mortgage banking divisions. He had responsibility for more than 50 transactions including public underwritings, real estate joint ventures, mortgage financings, venture financings, mergers and acquisitions. Previous to that time Mr. O'Leary worked for Union Bank in Los Angeles California where he managed the Western Regional Division. While there he headed a mergers and acquisitions group and acted on behalf of the bank with its national level clients.

Mr. O'Leary is a California Real Estate Broker and is licensed or qualified in 23 other states. He has a California contractor's license and numerous business affiliations. He was honorably discharged from the US Marines and he has a B.S. and M.S. from California Polytechnic College, Pomona, California. Mr. O'Leary attended graduate school for Master's in Business Administration, and completed numerous other courses.

Related Party Disclosures:
--------------------------

Robert E. O'Leary owned 7,500,000 shares, approximately 20% of the issued and outstanding common stock, in Superior Development, Inc, the Seller of several properties the Company acquired using its Series A-F Preferred Stock. Mr. O'Leary agreed to return that stock to the Seller as a part of the overall transaction between Mr. O'Leary and the Company in further consideration for the stock he purchased from the Company, and to eliminate any conflict of interest arising from the fact that Mr. O'Leary now represents the interests of the Company under its agreements with the Seller.

Mr. O'Leary resigned any positions he may have held in Seller and he has agreed to transfers all of the shares he owned in Seller back to the Seller. At this time, neither Mr. O'Leary, nor any entity he controls, has any business with the Seller except through the Company on behalf of the Company.


Joint Venture Interests Acquired:                Date        Details
---------------------------------                ----        -------
Cherry Hill Estates Joint Venture               6/1/02      5 One acre lots, Cherry Valley, CA

Banning Estates Joint Venture                   9/1/02      18 One half acre lots, Banning, CA

Sierra Estates Joint Venture                   10/25/02     23 Potential lots, Santa Clarita, CA


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

On August 12, 2002 the Company filed an 8-K to disclose the results of an audit on the books and records of Superior Development, Inc., the Seller, for the period from inception on August 15, 2001 through December 31, 2001.

SERIES G PREFERRED STOCK TERMS SHEET

                         SERIES G PREFERRED TERMS SHEET
                         ------------------------------

The Board of Directors for World Associates, Inc., (Company), have authorized a series G preferred stock, "Series G Preferred" subject to the following terms and conditions:

1. DESCRIPTION OF SERIES G: The Company shall issue TWO (2) Series G Preferred stock certificates which shall be countersigned by the Company's transfer agent, Pacific Stock Transfer Company, and which are further described as follows:


    Certificate Numbers            Face Amount        Number of Certificates         Total Value Series G
    -------------------            -----------        ----------------------         --------------------
   Series G - #1-2                   $30,000                    2                             $60,000


Certificate(s) Purchased: ______________ Total value: $________________________

2. TERM: The Face Amount of the Series G Preferred shall be returned 12 months, the "Term", from the date on which the funds to purchase the Series G Preferred are released to the Company, the "Closing Date", unless otherwise redeemed, converted or renewed prior to or at the end of the Term.

3. CONSIDERATION. The Purchaser shall pay the Face Amount as consideration for the Series G Preferred on the Closing Date.

4. USE OF PROCEEDS: The proceeds from the sale of the Series G Preferred will be used for working capital and to support the manufactured housing program of the Company.

5. DIVIDENDS: The Purchaser shall be entitled to a 10% dividend on the Face Amount of the Series G Preferred, payable as follows. One Thousand Five Hundred Dollars ($1,500) shall be paid from the proceeds of sale on the Closing Date and that same amount Six (6) months from the Closing Date. In the event the principal is not returned in 12 months, a 10% annual dividend shall continue to accrue until the principle is paid in full.

6. 10% KICKER: The Purchaser of Series G Preferred, as shown on the books and records of the Company, shall also receive 10% of the Face Amount of the Series G Preferred at the end of the Term payable in restricted Common Stock, or cash, at the option of the Company, the "10% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.25 per share. (240,000 shares for the series, $60,000 divided by $0.25 per share). In the event the principal is not returned in 12 months, a 10% Kicker shall continue to accrue on an annual basis until the principle is paid in full.

7. REPAYMENT: The total face amount shall be returned to the Purchaser at the end of the term unless converted or redeemed as provided elsewhere in this Preferred Stock Series G Terms Sheet.

8. REDEMPTION: The Company may redeem the Series G Preferred at any time during the Term upon providing written notice to Purchaser at the address of Purchaser as shown in the books and records of the Company. In the notice the Company shall set a Record Date for redemption. On the Record Date the Purchaser shall receive the Face Amount, any dividend owing and a portion of the 10% Kicker due at the end of the Term prorated to the Record Date.

9. CONVERSION RIGHTS: Purchase may convert the Series G Preferred into the restricted common stock of the Company at any time during the Term, unless redeemed by Company prior to Purchasers written notice to the Company. The Conversion Price shall be $0.25 per share, which price shall be adjusted for any stock split.

10. LIEN RIGHTS: The Series G Preferred shall be secured by a lien against certain real property described below, the "Property". The lien priority of the Series G Preferred shall be less than 50% of the Land Value. The Company shall cause a "Memorandum of Preferred Stock" to be recorded in the public record for the Property evidencing the Series G Preferred rights. The Property is further described as:

Property Information:

Location:                    City of Rosamond, Kern County, California
APN:                         473-140-25, 473-130-14 & 473-130-13, the "Property"
Owner of Record:             Superior Real Estate, Inc., a wholly owned
                             subsidiary of Company

Appraisal Information:

Property Appraiser:          The Limbach Company, Greg Limbach, MAI, CGA
Date of Valuation:           February 22, 2002
AS IS Land Value:            $5,000,000, the "Land Value"

11. OTHER RIGHTS: The Series G Preferred shall only have such rights and preferences as are specified herein and no others.

12. INFORMATION RIGHTS: The Series G Preferred Terms Sheet shall be disclosed in the Company's SEC Filings reflected in the books and records of the Company. There shall be no other information rights.

13. ACCREDITED INVESTORS. Series G Preferred will be only be sold to "accredited investors" as that term is defined under Regulation D of the Securities Act of 1933, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     World Associates, Inc.

Date:  November 18, 2002                             /s/  Randall Prouty
                                                     -----------------------
                                                          President
                                                          On Behalf of the Board

                                  CERTIFICATION


I, Randall Prouty, President and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10QSB of World Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                     /s/ Randall Prouty
                                          -----------------
                                          Chief Executive Officer
                                          Chief Financial Officer