Form 10KSB
period 2002-12-31
WORLD ASSOCIATES INC/NV/
filed 2003-04-15
CIK 1092531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB
               TRANSMITTED USING SMALL BUSINESS DISCLOSURE FORMAT

                                  ANNUAL REPORT
                                  -------------

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                             World Associates, Inc.
                             Stock Symbol OTC: WAIV

                        Commission File Number: 000-27949

        Nevada                                             88-0406903
(State of incorporation)                       (IRS Employer Identification No.)

                          4160 S. Pecos Road, Suite 20
                             Las Vegas, Nevada 89121
                                 (702) 914-6092

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NOT APPLICABLE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

COMMON STOCK           $.001 PAR VALUE PER SHARE        LISTED:  OTC:PINK SHEETS
PREFERRED STOCK        $.001 PAR VALUE PER SHARE        LISTED:  NONE

HAS ISSUER: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) filed reports due in the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                 TRANSFER AGENT:

                         Pacific Stock Transfer Company
                        500 E. Warm Springs Rd., St. 240
                             Las Vegas, Nevada 89119

COMPANY DETAILS:
----------------

Annual Revenues:
----------------
The Company's revenues for its most recent fiscal year were:  $0 (NO REVENUE)

Market Value of Common Equity:
------------------------------
The aggregate market value of the common equity held by non-affiliates as of March 15, 2003 was $2,014,555.

Bankruptcy:
-----------
The Company has NOT been involved in a bankruptcy proceeding during the past five years.

Common Stock Outstanding
------------------------
On December 31, 2002 the Company had 73,443,500 shares of $0.001 par value common stock outstanding.

Preferred Stock Outstanding
---------------------------
There were eight shares of $.001 par value preferred stock issued and outstanding as of December 31, 2002. As follows:

Preferred Stock Series              Number of Shares Issued
----------------------              -----------------------

Series A through F                              Six
Series G                                        Two

The details on each series can be found in the EXHIBITS to this filing.

Documents Incorporated By Reference:
------------------------------------

The following documents that are incorporated into and made a part of this 10KSB annual report by reference include the following: all the periodic filings or press releases made by the Company since it began reporting in January of 2000, including the 10QSB filing made up through the period ending September 30, 2002 wherein the consolidated details of the Company's recent acquisitions were reported; and 8-K filings made during the year 2002 that disclosed agreements to certain real estate assets located in Southern California.

          SECURITIES COUNSEL:                     ACCOUNTANT:
          -------------------                     -----------

          Jack Halperin, Esq.                     Weinberg & Company, P.A.
          60 E. 42nd Street, Suite 565            6100 Glades Road, Suite 314
          New York, New York 10165                Boca Raton, Florida 33434

SAFE HARBOR NOTICE TO INVESTORS:
--------------------------------

This annual report on form 10-KSB, and other communications of the Company including, but not limited to, its periodic filings, press releases and its web site, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. Any forward-looking statements are subject to significant risks and uncertainties and, although the Company believes the expectations reflected in such statements are reasonable, there is no assurance that they will be correct. Readers are cautioned that actual results may differ materially from those projected in such forward-looking statements as a result of various factors, many of which are beyond the control of the Company. The reader should use the information contained in this filing, other statements or information provided by the Company, and other independent sources, to make reasoned judgments about the varied risks the Company faces.

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

The Company remains exposed to risk factors that include, but are not limited to: the availability of sufficient financing to meet its objectives, specifically an amount that would allow the Company to undertake a plan of development for assets the Company owns, or approximately One Million Dollars ($1,000,000) to ramp the an `infill housing' initiative to a level of 100 homes per year and Three Million Dollars ($3,000,000) to undertake a plan of development that includes larger projects; the ability to find and retain qualified personnel; meeting ever increasing SEC and other regulatory requirements; market competition; economic conditions; meeting time critical or contractual deadlines; title issues on real property; liability claims; the inability to get entitlements or other approvals for property the Company owns; poor conditions for selling the Company's stock; encountering difficulty becoming listed or meeting the requirements to have the Company's stock listed on a more significant stock exchange; that contracts the Company enters into will not be performed or fulfilled and on which the Company is dependant, and others.

The Reader is cautioned that statements made by the Company in this filing, in other periodic or required filings of the Company, the Company web site, or other Company communications are not a guarantee of future corporate or stock performance.

PART I

ITEM 1:  DESCRIPTION OF BUSINESS:
---------------------------------

Historical Summary:
-------------------

World Associates, Inc. (the "Company") was incorporated on June 19, 1990, under the name of American Long Distance Services, Inc. The Company's initial Directors and Officers were Landa Friedman and Barry Friedman. They resigned their positions as Officers and Directors In August of 1991 and Paul W. Andre,
M. Paula Rowe, and Sandra J. Andre were elected as Directors and Officers. In August of 1990, the Board changed the Company's name to LA Associates, Inc. and on October 19, 1998 it was changed again to LA Investment Associates, Inc. The Company made a request to have its stock quoted on the NQB Pink Sheets that was approved by the NASD in January of 1999. The stock initially traded under the symbol LAIV. Paul W. Andre, Paula Rowe and Sandra Andre resigned any position they had as Officers and Directors of the Company in May of 1999. The Company had no business operations of any kind during this time and its sole asset was its status as a public company.

In May of 1999 Randall Prouty, together with other investors, purchased control of the Company. He was the largest single investor and the controlling shareholder. He also became the Chief Executive Officer of the Company. There were two other members elected to the Board of Directors, Jon Litchman, Esquire, (who resigned in April of 2002 due to other commitments) and Stephen Danner, C.P.A., who still serves. The Company, at the Board's direction, began to investigate, and where warranted, enter into negotiations to acquire a suitable target company or business opportunity.

Company Registers With The SEC:
-------------------------------

The Company filed a Form 10SB with the SEC in November of 1999. It was cleared as a reporting public company in January of 2000. Since January of 2000 the Company has made regular periodic filings as required by the Securities and Exchange Act. In September of 2000, the Company changed its name to World Associates, Inc. and began trading under the symbol WAIV.

Acquisition Activity:
---------------------

The Company has made four attempts to acquire a target enterprise since May of 1999. The first was a negotiation to acquire the real property and other interests of Weststar Energy located in California. Weststar owned eight ARCO branded gas/convenience locations, among other properties. Weststar had rights, including a 15-year supply contract with ARCO Oil and the right to use the ARCO name to brand gas, convenience store combinations and truck stops throughout the country. The negotiations could not be finalized. Westar was acquired by a reporting company that was able to meet the requirements to have its stock listed on the OTC Bulletin Board. At the time of this agreement, the Company had not yet registered with the SEC.

Vanguard Space Transaction;
---------------------------

In November of 2000, the Company entered into an agreement with Vanguard Space Corporation and David Scott to develop a project called "Remote Cockpit". A Remote Cockpit is an economical simulator-like device that allows a pilot to remotely control a satellite servicing craft in orbit. The team responsible included David Barnhart, a former scientist and project manager for the Air Force, Jerry Griffin, former head of the Johnson Space Center, and Larry Griffin, former head of the US Missile Command, among others. The Company found no practical way to proceed with the project when launch deadlines, and other matters including the events of September 11, 2002, made it increasingly impractical to go ahead with the first recovery project that would launch the program. The agreement with Vanguard was terminated and Randall Prouty repurchased the stock issued to David Scott, as reflected in the Company's periodic SEC filings, to unwind the transaction.

Pyramid(R) Transaction
----------------------

In August of 2000, the Company entered into an agreement, with others, to purchase the assets of Pyromid, Inc. (a company in bankruptcy). The Pyramid(R) Assets included trademarks, several patents, tools and dyes and other assets used to produce a line of unique outdoor cooking products recognized by the American Red Cross and others for their utility during a disaster, for emergency preparedness and various recreational uses.

The Company acquired 100% of the Pyromid(R) Assets in December 2001 and in April 2002 EcoPrime, Inc., a Nevada corporation, acquired all of the Pyromid(R) Assets, Inc. That separation allowed the business that relates to the Pyromid(R) Assets to be separately identified from the transaction to acquire real property assets that was being negotiated, agreements that are now of record. EcoPrime, Inc. gave a "Note" back to the Company for the amount of money spent on the project to date, $75,000. The Note was for a term of 24 months, the "Term", at 8% interest that would accrue until paid at the end of the Term. Randall Prouty, President and CEO of the Company, transferred 500,000 of his own restricted common shares to EcoPrime, Inc. to capitalize it and to further secure the Note made by EcoPrime, Inc. to the Company.

A team of people including Paul Hait, the original developer of the Pyromid(R) Cooking System, has been working inside EcoPrime, Inc. Production has started on some products in limited quantities. Further information on the Pyromid(R) Cooking System can be found on the Internet at: http://www.pyromid.net. Shareholders can expect further information to be released shortly on EcoPrime, Inc. and its plans.

Real Property Acquisitions:
---------------------------

In May of 2002, the Company entered into an agreement to acquire various real estate assets in exchange for its preferred stock. The Company formed a new wholly owned subsidiary to hold the real property it acquired called Superior Real Estate, Inc., a Nevada corporation ("Superior"). That transaction represented a milestone for the Company and it marked the beginning of its transition from a development stage into an enterprise with full-scale operations in the real estate field.

The Company issued Series A-F Preferred Stock as consideration for various real estate properties in Southern California. The Company filed an 8-K on June 4, 2002 to disclose the agreement and on July 17th 2002 it filed an amendment to the initial agreement that disclosed the complete terms of the Company's Series A-F Preferred Stock (see EXHIBIT A).

A Change In Control and Management:
-----------------------------------

In September of 2002, the Company agreed to acquire additional real estate interests, primarily joint ventures to develop single family housing, from Robert E. O'Leary, who also agreed to play a key role in the day-to-day management of the Company and its subsidiary, Superior. Mr. O'Leary is a real estate professional with significant real estate development, banking and investment banking experience. (see ITEM 9 for his biography) The Company agreed to purchase a minimum of $1,250,000 of real estate interests from Mr. O'Leary for its common stock valued at $.0.05 per share, or 25,000,000 shares. A schedule of the interests acquired from Mr. O'Leary is attached as EXHIBIT B. Mr. O'Leary was also issued 1,500,000 common shares, referred to as the Management Shares in the Agreement, in consideration for a commitment to a management role. Mr. O'Leary was made a member of the Board of the Company and Subsidiary and he became the Chief Executive Officer and President of Superior.

When Mr. O'Leary was issued the 26,500,000 common shares, as called for in his agreement, control of the Company shifted. At the time there were 49,093,500 shares outstanding and Randall Prouty owned 29,150,000, or 59.38% of the outstanding shares. After Mr. O'Leary's shares were issued Mr. Prouty controlled approximately 39.34% and Mr. O'Leary 35.77% of the total outstanding shares.

The Business of Issuer:
-----------------------

The Company is engaged in the real estate business through its wholly owned subsidiary, Superior Real Estate, Inc. ("Superior"). The Company functions as a holding company for Superior. The Company will consider other investments to complement Superior's business in the future, but its current priority is in putting into motion a plan of development for the real property assets or interests that Superior has acquired, or is acquiring.

The Company is currently focused, through Superior, in two main areas within the real estate business. The first is developing newly designed factory-built home projects in an affordable price range. The second is the land development business. That is the business of investing in raw land and then getting it entitled or approved for development by local municipalities or counties, thereby adding significantly to its value. The Company expects to begin selling homes in California in the second or third quarter of 2003 as of the date of this filing.

Superior Real Property Assets and Real Property Interests:
----------------------------------------------------------

The Company has acquired various real estate assets, in addition to other real property interests, primarily joint venture interests, where Superior is designated as the primary developer of the subject property. Superior owns or controls land for more than 700 dwelling units in California. The prices projected for the homes to be built on this land falls between $150,000 and $250,000. If the Company obtains an average price of $200,000 per home it would yield $140,000,000 in gross sales during approximately the next four years.

The smallest properties are part of Superior's "Infill Housing Program" (see below) which already contains land for 52 homes on scattered sites in some of the strongest markets surrounding Los Angeles, including Santa Clarita, Beaumont, Riverside County and others. Work is ongoing to complete the engineering and permit applications for these properties as they are acquired. They are among the first that are ready to build. The largest single project the Company has is Miracle Lake located in Rosamond, CA. This site is located along Interstate Route 14 just past the Palmdale/Lancaster area in the vicinity of Edwards Air Force Base, but clear of its flight paths. The Company's real property, and interests in real property, are held in the name of Superior. A complete schedule of those interests is reflected under "ITEM 2: DESCRIPTION OF PROPERTY" below and in the accompanying financial statements.

Superior will not focus on office, retail or larger commercial investments at this time. Rather, the Company will pursue investments that include housing projects using factory-built homes in an affordable range and "land development", or opportunities that support those efforts.

Factory-Built Housing:
----------------------

Superior intends to concentrate on factory built housing projects that combine affordability using designs with real curb appeal and which are financed using conventional home loans. The use of factory-built units can simplify the development process. It is possible to set a home within days and the process requires fewer subcontractors and less oversight. Such projects are also resilient in down markets because they are affordable and their turnover rate allows for quick adjustments. Superior is working on its own line of Superior branded designs, including designs for a prototype community. A "Superior Community" will center on a lifestyle amenity, for example a golf, water or equestrian theme. Superior's homes will be offered with appealing interior and exterior features and each will have a ten-year warranty.

Superior, through its President, Robert E. O'Leary, has been a pioneer in the industry since the 1970's. Mr. O'Leary has a manufactured home dealers license through which Superior is qualified. The Company can handle homes from any of the following manufacturers: Skyline Homes, Fleetwood Homes, Silver Crest, Cavco, Golden West Homes and other nationally known brands. In the future, Superior expects buyers will be able to purchase customized homes by ordering online through a Superior website where they will receive an immediate cost breakdown and a rendering of the interior and exterior they select.

One good source of independent information about manufactured housing is the Manufactured Housing Institute, a non-profit organization whose purpose is to provide information and education about manufactured housing topics. They can be reached on the web at: http://www.manufacturedhousing.org

Land Development:
-----------------

The second market the Company plans to focus on is "land development". This process includes planning a site for development and obtaining the entitlements and approvals that are required before selling it to homeowners, builders or investors. The profit in many real estate transactions often starts with the land due to appreciation, entitlement efforts, demographic pressure, etc., rather than a profit made during construction or later while managing property.

The main method for value creation in the land development business is to plan and process raw land so that it is approved for development by local municipalities or counties, thereby adding significantly to its value. A land investor need not deal with construction, lease-up and rental, long sellout periods, subcontractors and more. The Company believes that developing land entails fewer risks than other construction heavy development. When land is purchased un-leveraged (without any loan or financing) the carry risk is diminished allowing one to weather most downturns. Purchasing land without leverage is the Company's strong preference where it is practical.

In California, the primary market the Company is focused on at this time, many sub-markets are virtually out of fully entitled residential land. Builders in California generally buy entitled land so they can save time and carrying costs. Superior owns some sites that it is processing with local municipalities so they can be finally developed.

The Company will seek to ally with institutions, pension funds or other investors to create a land development fund to purchase additional land other than that which Superior owns and which is being processed for entitlements. There is significant interest to support Superior's plans for a land development fund. A "Land Fund" would offer investors first lien security on the property it acquires while it goes through the entitlement process.

The Effect of Government Regulation:
------------------------------------

The Company is subject to the regulations and rules promulgated under the Securities and Exchange Act of 1934, as amended. As a result, the Company is affected by the regulations that govern the public marketplace and companies. The effects of this regulation are well reported and have been discussed widely in the financial press.

The Company is also affected by state and local requirements that define the manner in which real property can be developed. This consists primarily of state and local land use regulations.

Entitlements can be defined as the approvals that are required by the local county and/or city in which real property is located. All of the property the Company owns is affected by such regulations. In general, it is Superior's policy not to take "entitlement" risk. In other words, the Company will not usually attempt to approve land for uses that are not in conformity with the local municipality's intended plan for the area.

Processing the entitlements on a piece of land is one way to add to its value. It is a process the Company deals with daily as it processes the entitlements for land it owns, or when it considers parcels for purchase or development. Superior's President, Robert O'Leary, has extensive experience in this area, particularly in California where the entitlement issue is more important than in many markets around the country. Superior considers its experience on entitlement issues to be one of its core competencies and a significant advantage over many potential competitors. It allows the Company to assess a piece of land and determine its real value when developed into its highest and best use.

Employees:
----------

The Company's day-to-day affairs are managed by Randall Prouty, President and CEO of World Associates, Inc., and Robert O'Leary, the President and CEO of Superior Real Estate, Inc., in addition to various people engaged in the accounting, shareholder relations, public relations and marketing functions. The Company is using outside contractors on a project basis to perform administration, civil engineering, site planning and other property development tasks.

ITEM 2. DESCRIPTION OF PROPERTy:
--------------------------------

Real Property Acquired During 2002:
-----------------------------------

During the year 2002, the Company acquired the following property in consideration for its preferred stock:

Property Name             Consideration            Series Value           Note
-------------             -------------            ------------           ----

Miracle Lake              Preferred Series A            $4,600,000           1
Heritage Gardens          Preferred Series B            $1,650,000           2
Valley Vista              Preferred Series C              $400,000           3
Beaumont Joint Venture    Preferred Series D              $600,000           4
Commercial Corners        Preferred Series E              $680,000           5
Industrial Site           Preferred Series F               $70,000           6
                                                        ==========
                          Total                         $8,000,000

The preferred stock above was issued to purchase properties, some of which were considered to be "work out" situations. That is, there were various claims, liens and defaults that were affecting some properties, primarily those related to Series B, C & E above. The Company has referred to these properties as being in a "pending" status until the situations surrounding them are clarified. The Company issued the above preferred stock subject to certain protective covenants to manage the risk associated with the work out properties, as reflected in the "Agreement" disclosed in an 8-K filing made on June 4, 2002. The Agreement was amended to provide for an asset-only purchase, the "Amended Agreement", as disclosed in an 8-K filing made on July 17, 2002. (The initial Agreement provided that the Company acquire 100% of the issued and outstanding stock of the "Seller"). The protective covenants included, among other things: warranties and representations made about each property; each share of preferred stock issued carries an additional legend that restricts transfer, " ... UNTIL AND UNLESS ANY BREACH IS CURED"; and finally, the Board provided for canceling the preferred stock in the event of a default under the Agreement. Effectively, this gave the Company the tools to work out problems and it enabled it to limit its exposure in the event that was not possible.

Pending Properties:
-------------------

As of December 31, 2002 there were three properties that related to Series B, C & E representing $2,730,000 in assets shown on the Company's balance sheet, being held in a pending status. However, subsequent to that time the status of two properties has changed. These changes will be reflected in the 10QSB to be filed at the end of the first quarter of 2003. The status of the pending properties as of the date of this filing is as follows:

SERIES B: HERITAGE GARDENS: 36.38 ACRES: - This property may take a period of months to resolve. This property remains in a pending status and the Series B preferred stock that relates to it is in the hands of the Company until this property's situation is resolved.

SERIES C: VALLEY VISTA: 8.8 ACRES: - On April 9, 2003, the Company assumed a loan for $300,000 on this property. That loan was in default at the time this property was transferred from the Seller. The loan was brought current by paying the back debt service, back taxes and costs. An outside investor agreed to provide the funds to cure the loan, and for some other predevelopment expenses, in return for a 50% share of the profit made on this property. The Company intends to reconsider the amount due to the Seller under the terms of Series C as a result of the unexpected default under the Amended Agreement and the change in the economic potential of the property due to the increased costs.

The Company plans to sell the Valley Vista project now that it is in good standing. This fits with the Company's overall plan. Valley Vista is a fully entitled piece of land with an existing tract map and a full set of plans and specifications to build 96 multifamily units in Yucca Valley, California. It can be sold ready to go to a local developer. The Company expects to put the property on the market shortly.

SERIES E:  COMMERCIAL CORNERS, ROSAMOND BLVD.

These properties, consisting of two commercial corners located in Rosamond, CA, had loans totaling $255,000 when they were transferred under the Amended Agreement. However, these loans were in default upon transfer. An agreement was made with the lender, who eventually acquired these Commercial Corners in a foreclosure due to the default, to repurchase these properties for the original loan amount plus costs in the event the Company succeeded in refinancing them. That is what occurred on March 20, 2003 when a loan for $202,500 was placed on each of the two corner parcels, for an aggregate of $405,000 in total financing. These proceeds were sufficient to acquire the properties according to the agreement made with the lender/owner, and Superior realized $92,264.70 in additional cash. The Series E preferred stock issued in the name of the Seller is still in the hands of the Company. It is likely that the Series E Preferred stock will simply be canceled. To resolve this property it was necessary for the Company to acquire these properties from the lender, not the original Seller as provided under the Amended Agreement.

MISCELLANEOUS PROPERTIES

Several properties, the "Miscellaneous Properties", that were owned by the Seller remained in escrow when the Agreement was amended to provide for a purchase of assets rather than the stock of the Seller. It is the Company's position that all the properties owned by the Seller should have been transferred under the Amended Agreement since the original transaction would have resulted in the Company acquiring all the issued and outstanding stock of Seller, and therefore all the real property the Seller owned at the time.

The Miscellaneous Properties included 13.75 acres of land zoned A-1. The land does not have any local county approvals. These parcels are adjacent to others owned by the Company already, specifically the property known as Miracle Lake. There is comparable evidence to suggest this land is worth approximately $30,000 per acre, or $414,500. There is also 7.25 acres of land zoned C-2. This land does not have any local county approvals. It is located on the east side of Interstate 14 in Rosamond, CA next to a small local casino. There is comparable evidence to suggest that it is worth approximately $3.00 per square foot, or $980,100.

In the event that these properties are not or can not be delivered as anticipated under the Agreement, the amount of the total consideration due Seller is expected to be adjusted downward.

PROPERTY SUMMARY INFORMATION:
-----------------------------

(1) MIRACLE LAKE: Miracle Lake is a 462 unit subdivision located on an 80-acre site just off of the Avenue "A" Interstate 14 in Rosamond, California. The plan for this property is to build a 14-acre lake as an amenity to be surrounded by attractive single family homes. There is already significant water under this site; the property had a lake on it at one time. The Company intends to build 462 factory-built permanent homes that will be marketed to seniors. The site has been studied in detail including a full MAI appraisal and a feasibility study. This project is still in the planning and entitlement stage that is expected to take several months. The Company expects to put Miracle Lake on a development schedule only after it ramps up its Infill Housing Program. The homes are expected to be attractive one story single-family homes with approximately 1,500 square feet and a two-car garage. Miracle Lake is projected to produce more than $60 Million in revenue over a four-year period. The land is currently appraised, "As-Is" for $5,000,000.

(1) INFILL HOUSING PROPERTIES: (2) There are currently 52 homes in the Infill Housing Program. Please see detailed information presented under ITEM 6:
      Infill Housing Program. The Company expects to add other properties to this program. They represent a low risk flexible program for developing single-family homes that allows the Company to take advantage of multiple opportunities in established areas. The 52 lots currently in this program are projected to generated more that $11,000,000 in sales.

(3) VALLEY VISTA: This site consists of 8.8 acres of land in 24 parcels on which it is possible to build 96 multifamily units in Yucca Valley, CA. There is an approved Tract Map for this property and a full set of plans and specifications to build 96 multifamily units in the affordable range. Units are projected to sell in the $110,000 to $120,000 range. Fully entitled projects that allow construction to start immediately are in strong demand due to the lack of entitled land on the market in California. There is comparable evidence to suggest this land is worth approximately $15,000 per unit or, $1,440,000 if sold at full price. Although Superior is prepared to build this project, it prefers to sell it in keeping with its overall plan and refocus the profit into infill locations were factory-built homes can be used.

(4) COMMERCIAL CORNERS: This property consists of two corner properties located in Rosamond, California just off of Interstate 14. Sometimes called a "pad", they are each about 2 acres. They are suitable for a fast food restaurant or other small commercial buildings. They were recently refinanced/acquired. Site plans are being prepared for these two parcels and they will be listed for sale with a local firm in Rosamond, California. There is comparable evidence to suggest these sites are worth approximately $3.50 per square foot, or $300,000 each.

(5) HERITAGE GARDENS: The site consists of 36.38 acres located just off of Rosamond Blvd. in Rosamond California. This site has a Tract Map and it is approved for 177 single-family homes. The Company has a plan to develop this site or sell the fully entitled land. This land currently presents $1,650,000 in book value on the records of the Company, but it remains in a pending status and there is no assurance that the situation surrounding it can be resolved. The property is in a good market where there is increasing demand. It has been appraised for $2,400,000. In the event that this property cannot be worked out, the Company will rely on the protective covenants in the Amended Agreement and adjust the amount of consideration due for the property, or cancel the Series B preferred stock.

(6) COMMERCIAL PARCELS EAST OF INTERSTATE 14: The Company owns two parcels off of the Avenue "A" exit on the east side of the highway on 10th Avenue. The two parcels consist of approximately 20 acres of land which comparables suggest is worth about $2.50 per square foot, or more than $2,200,000. This is raw land that has not been planned for development at this time.


2002 Joint Ventures:
--------------------

The Company entered into joint venture agreements. These properties are part of the Infill Housing Program that is described in detail under ITEM 6: They include the following:

Name of Joint Ventures:            Date of JV     # of Lots    Details
-----------------------            ----------     ---------    -------

Cherry Hill Estates Joint Venture      6/1/02          5       one acre lots
Oak Canyon Joint Venture              9/30/02          1       home lot
Sierra Estates Joint Venture         10/25/02         23       23 potential lots
Davenport Joint Venture              11/27/02          4       one acre lots

2003 Joint Ventures:
--------------------

Banning Estates                       3/31/03         18       one acre lots
10th Street                           3/26/03          1       one acre lot

ITEM 3. LEGAL PROCEEDINGS:
--------------------------

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
-----------------------------------------------------------------

Stock Exchange Listing:
-----------------------

Company's common stock is listed on the OTC Pink Sheets and is quoted under the stock symbol "WAIV". The Company anticipates applying to be listed on the OTC:
Bulletin Board shortly. The Company expects it will be eligible to apply under a piggy-back exemption after it files an annual Form 10KSB with the SEC. There is no assurance that it will obtain such a listing.

High and Low Bid and Ask Prices:
--------------------------------

The following table sets forth the approximate high and low bid and asked quotations for the Company's Common Stock for the ending December 2001 and 2002. These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

For the Year 2001:
------------------

Quarter ended:                  High Bid     Low Bid      High Ask     Low Ask
--------------                  --------     -------      --------     -------

January 1, 2001 THRU              .15          .02          .86          .05
March 31, 2001

April 1, 2001 THRU                .08          .02          .25          .05
June 30, 2001

July 1, 2001 THRU                 .40          .02          .85          .05
September 30, 2001

September 30, 2001 THRU           .23          .02          .95          .05
December 31, 2001

Recent Prices:

Jan 2, 2002 THRU                  .10          .03          .15          .08
March 25, 2002

The closing high bid and low asked quotations for the Company's common stock on March 22, 2002 were $0.09 and $.13, respectively.

For the Year 2002
-----------------

Quarter ended:                  High Bid     Low Bid      High Ask     Low Ask
--------------                  --------     -------      --------     -------

January 1, 2002 THRU               .10         .07           .15         .08
March 31, 2002

April 1, 2002 THRU                 .12         .05           .14         .08
June 30, 2002

July 1, 2001 THRU                  .13         .02           .18         .06
September 30, 2002

September 30, 2002 THRU            .085        .015          .135        .025
December 31, 2002

Recent Prices:
--------------

Jan 1, 2003 THRU                   .18         .05           .20         .06
March 15, 2003

The closing high bid and low ask quotations for the Company's common stock on March 14, 2003 were $0.13 and $.15, respectively.

NUMBER OF STOCKHOLDERS: As of March 6, 2002, the Company had two hundred and eighty five (285) stockholders of record.

DIVIDENDS: The Company paid $3,000 in dividends in connection with its Series G Preferred Stock and another $3,000 will be due in April of 2003. The Company has not declared or paid any other dividends on its common stock or preferred stock since inception. The payment of dividends rests within the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition and other factors the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
------------------------------------------------------------------

Background Information:
-----------------------

World Associates, Inc. (World) is a holding Company that is investing in real estate through its wholly owned subsidiary Superior Real Estate, Inc. (Superior). A complete chronology of the events that lead to the Company's current status and an overview of the Company's business can be found above under "ITEM 1: DESCRIPTION OF BUISNESS". The following information should also be considered in the context of the Company's complete audited Financial Statements as herein presented.

Immediate Plans:
----------------

Superior Real Estate, Inc. has opened a small office at 8621 Bellanca Avenue, Suite 101, in Los Angeles where the California based activities are being coordinated. Superior's immediate plan is to create the conditions necessary to develop land in its Infill Housing program. The Company considers this to be the immediate route to significant sales and revenue for the Company.

Infill Housing Program:
-----------------------

The term `infill housing' is used to describe lots or homes located in communities that are already well established. Infill projects consist of scattered lots that remain available in `settled' communities where there is strong demand and rising home prices. Building on infill locations is an alternative to building new subdivisions in outlying areas or in the path of growth, which is a more speculative approach. Information on infill housing can be found at:

http://www.worldassoc.com/superior/company/bob/infill.html

Land for the following projects is already owned or controlled by Superior. These properties are located in some of the strongest markets in the greater Los Angeles area:

Cherry Hill Estates               5 lots in Cherry Valley, CA
Davenport                         4 lots in Santa Clarita, CA
Sierra Estates                    23 lots Santa Clarita, CA
Banning Joint Venture             18 lots is Banning, CA
Oak Canyon Estates                1 single-family lot, Chino Hills, CA
10th Street                       1 single family lot, Beaumont, CA

Cherry Valley Estates is a good example of an infill project. It contains five single-family one-acre lots that already have a tentative tract map. The land is located in an area that is already established with homes varying in price from $200,000 to $1,000,000. Cherry Valley Estates will be developed using newly designed 2,000 square foot factory-built homes containing four bedrooms, two and one half baths and a two-car garage. In this case the finished homes will have animal keeping rights that enable the homeowner to have horses, an added amenity that increases this development's appeal. More details on this project can be found at:

http://www.worldassoc.com/superior/projects/beaumont/

The Cherry Valley Estates project is expected to produce $1,125,000 in gross sales, if sold for $225,000 per unit as currently planned. The Company believes that this is an affordable price for the area. Recent activity indicates there is still excellent market demand, and land and home prices are rising. Cherry Valley is an appealing community with good schools and a mix of home styles.

Once the setup process starts and the crews are practiced, a factory-built home can be set on infill locations in as little as thirty days. This approach to home development leaves the Company in a position to respond to changes in the marketplace quickly and it will have a price advantage compared to surrounding homes while delivering comparable quality. This can be a formula for fast turning low risk home development.

Superior expects to expand its operations in a methodical way during the year, beginning with infill locations since they do not require so much up front planning and approval time. Superior already owns or controls land for 52 homes that is expected to produce approximately $11,475,000 in total sales and more than $2,000,000 in profits. It is reasonable to consider the Company can acquire land for additional homes during the year and complete as many as 50-75 such homes during 2003. That could result in more than $16,000,000 in sales. It is the Company's aim to make this program a priority in order to generate sales and profits in the short term.

Larger Projects:
----------------

The Company also has larger projects like Miracle Lake located in Rosamond, CA. The Company considers this site suitable for a 462 unit subdivision around a lake amenity. Projects of this size will be phased in as, if and when the Company is satisfied it has the operational and financial components in place to prudently execute a phased plan of development.

Miracle Lake will be geared to the over-55 market. The site has significant water resources under it already that were used in the past to create a lake on this site. The site alone was appraised for $5,000,000, "As-Is" on February 22, 2002.

The Company projects Miracle Lake may generate more that $60,000,000 in gross sales during a three to four year, period subject to receipt of financing and other factors. The Company expects it will require up to $3 million dollars in additional financing to develop Miracle Lake. This project is still in the planning stages. Management believes it makes sense to begin Miracle Lake after a certain momentum has been achieved in the Infill Program.

Liquidity and Working Capital
-----------------------------

The Company anticipates selling its restricted common stock, its preferred stock, or to obtain financing from investors or financial institutions. As a result of recent acquisitions, the Company benefits from a significantly improved financial position. The Company is engaged with various sources in a position to provide financial support and investment to the Company. They include individual investors that are participating on a project basis or in the Company's secured preferred stock, for example Series G preferred stock. (See Exhibit C). In addition the Company is developing its banking relationships and is in preliminary discussion with larger institutional investors who have a new found respect for real estate investments after focusing on technology for many years.

There is already sufficient funding to begin constructing homes on land in the Infill Program. Further commitments for funding, both debt and equity, will allow the Company to pursue sales more aggressively and accelerate the pace at which homes can be sold. The focus on generating revenue from operations will allow it to operate in a positive cash flow environment. The Company has a very modest overhead and when the first homes begin to sell shortly it should be cash flow positive.

The Company is seeking a line of credit, or similar facility, for up to $1,000,000 to use in conjunction with the Infill Housing Program. It already has some commitments toward that end and is negotiating others. It will take approximately $3,000,000 to begin some larger projects like Miracle Lake. The Company is pursuing a larger amount of funding in the $3,000,000 to $5,000,000 range to support building "Superior Communities", as announced by the Company recently.

In due course the Company will focus on the funding to create a land development fund. Some preliminary discussions are already underway toward a $50,000,000 to $100,000,000 land fund. The fund would purchase land with low or no leverage after which it would add to its value through entitling the property before reselling it. More information will be available from the Company about its plans in this area in the future.

Preferred Stock:
----------------

In October of 2002, the Company sold a Series G preferred stock (see Exhibit C) in consideration for cash. The Company is exploring the marketability of preferred stock on similar terms, which include:

-     Secured by real estate assets;
-     Pays a 10% dividend annually in cash;
-     Pays an additional 10% in cash or stock at the end of each year;
-     Preferred stock may be redeemed by the Company in cash at any time;
-     Preferred stock may be converted into common stock;

ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

                             WORLD ASSOCIATES, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



CONTENTS
--------



PAGE 1        INDEPENDENT AUDITORS' REPORT

PAGE 2        CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND
              DECEMBER 31, 2001

PAGE 3 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2002

PAGES 4 - 5   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
              PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2002

PAGES 6 - 7   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
              31, 2002 AND 2001 AND FOR THE PERIOD FROM JUNE 19, 1990
              (INCEPTION) TO DECEMBER 31, 2002

PAGES 8 - 18  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Board of Directors of:
World Associates, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of World Associates, Inc. and Subsidiaries (the "Company") (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from June 19, 1990 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the period from June 19, 1990 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has accumulated losses from inception of $1,295,148 and a working capital deficiency of $536,645. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans describing this matter is also discussed in
Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 9, 2003


                                         WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED BALANCE SHEETS


ASSETS
------
                                                                                           December 31,    December 31,
                                                                                               2002              2001
                                                                                           -------------   -------------
CURRENT ASSETS
 CASH                                                                                      $     54,515    $     26,845
 RESTRICTED CASH                                                                                249,153              --
 PREPAID EXPENSES                                                                                    --           6,674
 OTHER CURRENT ASSETS                                                                            15,760          10,779
                                                                                           -------------   -------------
     Total Current Assets                                                                       319,428          44,298
                                                                                           -------------   -------------

OTHER ASSETS
 Land                                                                                         8,000,000              --
 Investment in joint ventures                                                                 1,250,000              --
 Note receivable                                                                                 75,000              --
 Loan receivable                                                                                     --          25,000
 Deposit on asset purchase                                                                           --           5,000
                                                                                           -------------   -------------
     Total Other Assets                                                                       9,325,000          30,000
                                                                                           -------------   -------------

TOTAL ASSETS                                                                               $  9,644,428    $     74,298
                                                                                           =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                  $     23,991    $      5,598
 DUE TO STOCKHOLDER                                                                              27,929          21,674
 RESERVE FOR LAND DEVELOPMENT                                                                   249,153              --
 LIABILITIES RELATED TO LAND ACQUISITION                                                        555,000              --
                                                                                           -------------   -------------
     Total Current Liabilities                                                                  856,073          27,272
                                                                                           -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 PREFERRED STOCK, $.001 PAR VALUE, 5,000,000 SHARES AUTHORIZED:
    Series A-F Preferred stock, 6 shares issued and outstanding in 2002 and none in 2001             --              --
    Series G Preferred stock, 2 shares issued and outstanding in 2002 and none in 2001               --              --
 Common stock, $.001 par value, 125,000,000 shares authorized, 73,443,500 issued and
  outstanding in 2002 and 38,341,500 issued and outstanding in 2001                              73,443          38,341
 ADDITIONAL PAID IN CAPITAL                                                                  10,130,711         675,613
 ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE                                                (1,276,148)       (659,428)
 DEFERRED STOCK-BASED COMPENSATION AND SERVICES                                                (117,651)             --
                                                                                           -------------   -------------
                                                                                              8,788,355          54,526
 Less treasury stock at cost (5,000 shares)                                                          --          (7,500)
                                                                                           -------------   -------------
     Total Stockholders' Equity                                                               8,788,355          47,026
                                                                                           -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $  9,644,428    $     74,298
                                                                                           =============   =============

                               See accompanying notes to consolidated financial statements.

                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          Cumulative From
                                                                                                           June 19, 1990
                                                                        Year Ended         Year Ended      (Inception) To
                                                                        December 31,      December 31,      December 31,
                                                                            2002              2001               2002
                                                                        -------------     -------------     -------------
INCOME                                                                  $         --      $         --      $         --
                                                                        -------------     -------------     -------------

EXPENSES
 Professional fees                                                           177,513            52,975           291,883
 Other general and administrative                                            507,816            26,584           593,344
 Bad debts                                                                    30,172            25,000            55,172
                                                                        -------------     -------------     -------------
     Total Expenses                                                          715,501           104,559           940,399
                                                                        -------------     -------------     -------------

OTHER INCOME (EXPENSE)
    Gain on asset sales                                                       71,500                --            71,500
    Dividend and interest income, net                                          8,660             6,359            24,057
    Net expenses incurred in connection with asset purchase                     (379)           (2,465)          (70,306)
    Loss on investment security                                                   --                --          (380,000)
                                                                        -------------     -------------     -------------
     Total Other Income (Expense)                                             79,781             3,894          (354,749)
                                                                        -------------     -------------     -------------

NET LOSS                                                                $   (635,720)     $   (100,665)     $ (1,295,148)
                                                                        =============     =============     =============

NET LOSS PER SHARE - BASIC AND DILUTED                                  $       (.01)     $         --      $       (.08)
                                                                        =============     =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED                                                       50,107,737        37,719,593        16,631,557
                                                                        =============     =============     =============




                               See accompanying notes to consolidated financial statements.

                                               WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2002

                                                                                 Accumulated    Deferred
                                                                                   Deficit     Stock-Based
                                                           Additional               During     Compensation Subscription
                      Preferred Stock     Common Stock       Paid-In    Treasury  Development      and         Note
                       Shares Amount    Shares    Amount     Capital      Stock      Stage       Services   Receivable      Total
                       ------ ------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------
Common stock
 issued for cash           -- $   --     800,000      800  $     (700)  $     --   $      --   $        --  $      --    $      100

Common stock
 issued for cash           --     --   7,600,000    7,600      (6,650)        --          --            --         --           950

Net loss for the
 year ended 1991           --     --          --       --          --         --      (1,050)           --         --        (1,050)

January 1, 1992 -
 December 31, 1998         --     --          --       --          --         --          --            --         --            --

Increase in
 paid-in capital           --     --          --       --       5,870         --          --            --         --         5,870

Common stock
 issued for cash           --     --  12,000,000   12,000      (9,000)        --          --            --         --         3,000

Common stock
 issued for services       --     --      40,000       40      19,960         --          --            --         --        20,000

Net loss for the
 year ended
 December 31, 1999         --     --          --       --          --         --     (19,179)           --         --       (19,179)
                       ------ ------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------

Balance,
 December 31, 1999         --     --  20,440,000   20,440       9,480         --     (20,229)           --         --         9,691

Common stock
 issued for cash           --     --     656,000      656     163,344         --          --            --         --       164,000

Common stock
 subscribed                --     --  12,000,000   12,000      38,000         --          --            --    (50,000)           --

Stockholder loan
 applied to
 subscription              --     --          --       --          --         --          --            --     25,000        25,000

Common stock
 issued for services       --     --     200,000      200      18,800         --          --            --         --        19,000

Common stock
 issued for
 acquisition               --     --   4,000,000    4,000     376,000         --          --            --         --       380,000

Treasury stock
 acquired (5,000
 shares)                   --     --          --       --          --     (7,500)         --            --         --        (7,500)

Net loss for the
 year ended
 December 31, 2000         --     --          --       --          --         --    (538,534)           --         --      (538,534)
                       ------ ------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------



                                    See accompanying notes to consolidated financial statements.

                                               WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2002


                                                                                 Accumulated    Deferred
                                                                                   Deficit     Stock-Based
                                                           Additional               During     Compensation Subscription
                      Preferred Stock     Common Stock       Paid-In    Treasury  Development      and         Note
                       Shares Amount    Shares    Amount     Capital      Stock      Stage       Services   Receivable      Total
                       ------ ------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------
Balance,
 December 31, 2000         -- $   --  37,296,000  $37,296  $  605,624   $ (7,500)  $(558,763)   $       --  $ (25,000)   $   51,657

Common stock
 issued for services       --     --     925,500      925      40,109         --          --            --         --        41,034

Common stock
 issued for cash           --     --     120,000      120      29,880         --          --            --         --        30,000

Stockholder loan
 applied to
 subscription              --     --          --       --          --         --          --            --     25,000        25,000

Net loss for
 the year ended
 December 31, 2001         --     --          --       --          --         --    (100,665)           --         --      (100,665)
                       ------ ------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------
Balance,
 December 31, 2001         --     --  38,341,500   38,341      675,613    (7,500)   (659,428)           --         --        47,026

Common stock
 issued for services       --     --   6,502,000    6,502      502,698     7,500          --            --         --       516,700

Common stock
 issued for deferred
 consulting agreement      --     --   1,200,000    1,200      110,800        --          --       (50,026)        --        61,974

Common stock
 issued for deferred
 employment agreement      --     --   1,500,000    1,500       58,500        --          --       (48,125)        --        11,875

Common stock
 issued for deferred
 promotions                --     --     900,000      900       53,100        --          --       (19,500)        --        34,500

Common stock
 issued for joint
 venture                   --     --  25,000,000   25,000    1,225,000        --          --            --         --     1,250,000

Series A-F
 Preferred stock
 issued for land
 acquisition                6     --          --       --    7,445,000        --          --            --         --     7,445,000

Series G preferred
 stock issued
 for cash                   2     --          --       --       60,000        --          --            --         --        60,000

Preferred stock
 dividend                  --     --          --       --           --        --      (3,000)           --         --        (3,000)

Net loss for the
 year ended
 December 31, 2002         --     --          --       --           --        --    (635,720)           --         --      (635,720)
                       ------ ------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------
BALANCE,
 DECEMBER 31, 2002          8 $   --  73,443,500  $73,443  $10,130,711  $     --   $(1,298,148) $ (117,651) $      --    $8,788,355
                       ====== ======  ==========  =======  ===========  =========  ==========  ============ ==========   ===========

                                    See accompanying notes to consolidated financial statements.

                                       WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative From
                                                                                                      June 19, 1990
                                                                        Year Ended      Year Ended    (Inception) To
                                                                       December 31,    December 31,    December 31,
                                                                          2002             2001            2002
                                                                       -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                              $   (635,720)   $   (100,665)   $ (1,295,148)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Bad debt expense                                                        30,172          25,000          55,172
     Gain on sale of assets                                                 (71,500)             --         (71,500)
     Loss on investment security                                                 --              --         380,000
     Stock issued for services                                              516,700          41,034         576,734
     Amortization of deferred services                                      108,349              --         108,349
 Changes in operating assets and liabilities:
  Decrease (increase) in prepaid expenses                                     6,674          (6,674)             --
  (Increase) in other current assets                                        (10,153)         (5,750)        (20,932)
  Increase (decrease) in accounts payable and accrued liabilities            18,393          (5,014)         23,991
     Increase in due to stockholder                                           6,255          27,368          77,929
     Increase in reserve for land development                               249,153              --         249,153
                                                                       -------------   -------------   -------------

          Total adjustments                                                 854,043          75,964       1,378,896
                                                                       -------------   -------------   -------------

        Net Cash Provided By (Used In) Operating Activities                 218,323         (24,701)         83,748
                                                                       -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in restricted cash                                               (249,153)             --        (249,153)
 Proceeds from sale of inactive subsidiary                                    1,500              --           1,500
 Due from stockholder                                                            --              --         (25,000)
 Loan receivable                                                                 --              --         (25,000)
 Deposit on asset purchase                                                       --              --          (5,000)
                                                                       -------------   -------------   -------------
        Net Cash Used In Investing Activities                              (247,653)             --        (302,653)
                                                                       -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of treasury stock                                                      --              --          (7,500)
 Dividend paid on preferred stock                                            (3,000)             --          (3,000)
 Proceeds from issuance of preferred stock                                   60,000              --          60,000
 Proceeds from issuance of common stock                                          --          30,000         223,920
                                                                       -------------   -------------   -------------
        Net Cash Provided By Financing Activities                            57,000          30,000         273,420
                                                                       -------------   -------------   -------------

NET INCREASE IN CASH                                                         27,670           5,299          54,515

CASH - BEGINNING OF PERIOD                                                   26,845          21,546              --
                                                                       -------------   -------------   -------------

CASH - END OF PERIOD                                                   $     54,515    $     26,845    $     54,515
                                                                       =============   =============   =============

                             See accompanying notes to consolidated financial statements.

                                       WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           2002         2001
                                                       -----------   -----------

Interest paid                                          $       --    $       --
                                                       ===========   ===========

Income taxes paid                                      $       --    $       --
                                                       ===========   ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2002, the Company acquired land, having a fair value of $8,000,000, with attached liabilities of $555,000, in exchange for the issuance of preferred stock (See Note 7). The Company also acquired a 50% interest in real estate joint ventures in exchange for 25,000,000 shares of common stock with a fair value of $1,250,000 (See Note 6).

The Company held 5,000 shares of treasury stock, acquired for $7,500 during the year ended December 31, 2001. During the year ended December 31, 2002, the Company issued the 5,000 shares of treasury stock for payment of services in the amount of $7,500.

During the year ended December 31, 2002, the Company received a note receivable, in the amount of $75,000, in connection with the sale of certain assets as described in Note 7, which resulted in a gain of $70,000, net of the original $5,000 asset purchase deposit.

During 2001, a subscription receivable from a stockholder, of $25,000, was offset against amounts due to the stockholder.


          See accompanying notes to consolidated financial statements.

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) ORGANIZATION AND BUSINESS OPERATIONS

      World Associates, Inc. and Subsidiaries (a development stage company) (the "Company") was incorporated in Nevada on June 19, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

      At December 31, 2002, the Company had not yet commenced formal business operations, and all activity to date relates to the Company's formation and fund raising.

      (B) PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Superior Real Estate, Inc., ("Superior") as of December 31, 2002. The December 31, 2001 consolidated financial statements include the amounts of the Company and its wholly owned subsidiary Superior and its wholly owned inactive subsidiary Astrospace International, Inc., ("Astrospace") formerly International Space and Technology, Inc., ("IST, Inc.").

      On April 1, 2002, Astrospace, which had never had business operations of any kind, was sold to an officer, who also owns stock in the Company, for $1,500, resulting in a gain being recorded in the statement of operations.

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

      (D) CASH

      Cash includes cash on deposit held by financial institutions. Restricted cash is presented separately from cash on the accompanying financial statements as it is specifically reserved for future land development (See
      Note 6).

      (E) INVESTMENT IN JOINT VENTURES

      The Company accounts for its 50% joint venture interest in the development of certain real estate projects using the equity method.

      (F) LAND

      Land is recorded at cost.

      (G) LONG-LIVED ASSETS

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceed the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company determined that there were no long-lived assets that were impaired.

      (H) INCOME TAXES

      There was no current income tax expense due to the Company's operating loss. The deferred tax asset, of approximately $408,000, arising from the Company's net operating loss carryforward of $1,200,690 at December 31, 2002 has been fully offset by a valuation allowance, due to the uncertainty of its recognition.

      (I) EARNINGS (LOSS) PER SHARE

      Net loss per common share for the years ended December 31, 2002 and 2001 and for the period from June 19, 1990 (inception) to December 31, 2002 is computed based upon the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128 "Earnings Per Share." There were no common stock equivalents outstanding at December 31, 2002 and 2001.

      (J) STOCK BASED COMPENSATION

      The Company accounts for equity based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to equity-based compensation of consultants and other non-employees.

      The Company did not adopt the fair value method, in accordance with SFAS 123, with respect to employee unit options. The Company accounts for employee unit options under the "intrinsic value" method in accordance with APB 25. As of December 31, 2002, the Company has not issued any options to employees, thus having no impact on the accompanying financial statements.

      (K) NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement were effective for financial statements issued for fiscal years beginning after December 15, 2001.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

      The Company does not believe the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

NOTE 2   LOAN RECEIVABLE

      On May 12, 2000, the Company entered into a letter of intent with a Mexican corporation, whereby the Company provided financing in the form of loans totaling $25,000, as a means of financing their projects. The loan bears interest at 15% and is for a term of 48 months or as otherwise agreed upon by the parties. The loan is secured by a stock option which gives the Company the right to purchase 50% of the issued and outstanding shares of the Mexican corporation in exchange for 2,000,000 restricted common shares of the Company. As of December 31, 2002, the Company has provided a full reserve against this loan receivable due to difficulties incurred in collection.

NOTE 3   CONCENTRATION OF CREDIT RISK

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several banks. Each cash balance is insured by the FDIC up to $100,000. The Company had cash on deposit with a Minnesota bank at December 31, 2002 that exceeded the balance insured by the FDIC in the amount of $149,153.

NOTE 4   DUE TO STOCKHOLDER

      Due to stockholder relates to funds advanced to the Company and unreimbursed business expenses incurred by the stockholder, who is also an officer and director of the Company. The obligation is non-interest bearing and is due on demand.

NOTE 5   STOCKHOLDERS' EQUITY

      (A) COMMON STOCK

      During the year ended December 31, 2001, the Company issued 925,500 shares of common stock, having a fair value of $0.045 per share, for services and 120,000 shares for cash of $30,000.

      The Company had 38,341,500 shares of common stock outstanding at December 31, 2001, which includes a 4:1 forward stock split on December 1, 2000. All common share and per share data were retroactively adjusted to reflect the stock split.

      The Company held 5,000 shares of treasury stock acquired for $7,500 during the year ended December 31, 2001. During the year ended December 31, 2002, the Company issued the 5,000 shares of treasury stock for payment of services in the amount of $7,500.

      During the year ended December 31, 2002, the Company issued 8,002,000 shares of common stock, at fair values ranging from $0.04 to $0.12 per share, as compensation for services rendered in connection with consulting services, legal fees, and administrative services. Included in this issuance are 1,500,000 shares of common stock that were subsequently rescinded and returned as the consulting service agreement in connection with this issuance was cancelled. The net amount, of 6,502,000 shares issued, resulted in $516,700 of expense being recorded in the accompanying statements of operations.

      During the year ended December 31, 2002, the Company issued 1,200,000 shares of common stock, at fair values ranging from $0.06 to $0.15 per share, for services in connection with consulting agreements. As a result of these agreements, the Company recorded current charges of $61,974 for the year ended December 31, 2002. The Company also recorded a deferred consulting service of $50,026 at December 31, 2002, as a result of these agreements. The deferred consulting service is being amortized over the lives of the agreements.

      During the year ended December 31, 2002, the Company issued 1,500,000 shares of common stock, at a fair value of $0.04 per share, in connection with a two-year employment agreement. As a result of the agreement, the Company recorded current charges of $11,875 for the year ended December 31, 2002. The Company also recorded a deferred employment compensation of $48,125 at December 31, 2002 as a result of the agreement. The deferred employment compensation is being amortized over the life of the agreement. During the year ended December 31, 2002, the Company issued 900,000 shares of common stock, at a fair value of $0.06 per share, in connection with a nine-month promotional services agreement. As a result of the agreement, the Company recorded current charges of $34,500 for the year ended December 31, 2002. The Company also recorded a deferred consulting service of $19,500 at December 31, 2002. The deferred promotional service is being amortized over the life of the agreement.

      During the year ended December 31, 2002, the Company issued 25,000,000 shares of common stock, with a fair value of $1,250,000, or $0.05 per share, for its interest in real estate joint ventures (See Note 6).

      (B) PREFERRED STOCK

      There are 8 shares of preferred stock issued and outstanding at December 31, 2002.

      During the year ended December 31, 2002, the Company issued one share each of three series of preferred stock (Series A, Series D, and Series F) to acquire three real estate properties from a land development company. The Company also placed in escrow one share each of three series of preferred stock (Series B, Series C, and Series E) to acquire three other real estate properties when certain remaining terms of the agreements were resolved between the Company and the land development company. As of April 9, 2003, the terms of the agreement related to the Series B Preferred Stock is the only one that has not been resolved.

      The property related to the Series C Preferred Stock, had a prior loan of $300,000, which was in default at the time the property was transferred to the Company. On April 9, 2003, the Company assumed this loan after it was brought current by paying the back debt service, taxes and related costs. An outside investor agreed to provide the funds to cure the loan, and for some other predevelopment expenses, in return for a 50% share of the profits on this property. The Company intends to reconsider the consideration to the Seller under the terms of Series C Preferred Stock as a result of the unexpected default on the loan, the fact that funds expected to be available for debt service and other expenses were not available, and the additional costs to cure the default, as well as other matters. Accordingly, the Company has accrued $300,000 in liabilities related to the land acquisition in the accompanying balance sheet.

      The properties related to the Series E Preferred Stock, consisting of two commercial corners, had loans totaling $255,000 when they were transferred under the Amended Agreement. This $255,000 is included in liabilities related to the land acquisition in the accompanying balance sheet. However, these loans were also in default upon transfer. The Company reached an agreement with the lender, who acquired these commercial corners in a foreclosure due to the default, to repurchase these properties for the original loan amount plus costs in the event the Company succeeded in refinancing them. On March 20, 2003, the Company succeeded in refinancing the properties when a loan for $202,500 was placed on each of the two corner parcels, for an aggregate of $405,000 in total financing. These proceeds were sufficient to acquire the properties according to the agreement made with the lender and provided additional cash of $92,265. The Series E Preferred Stock issued in the name of Seller is still in the hands of the Company. It is likely that the Series E Preferred Stock will be cancelled. To resolve this situation, it was necessary for the Company to acquire these properties from the lender, not the original Seller as provided under the Amended Agreement. Accordingly, the Company has accrued the $255,000 in liabilities related to the land acquisition in the accompanying balance sheet.

      As of December 31, 2002, the Series A through F Preferred Stock was valued as follows:

                  Series A                                 $     4,600,000
                  Series B                                       1,650,000
                  Series C                                         100,000
                  Series D                                         600,000
                  Series E                                         425,000
                  Series F                                          70,000
                                                           -----------------

                                                           $     7,445,000
                                                           =================

      The Company also issued two shares of Series G Preferred Stock, for $30,000 cash (the "Face Amount") each or $60,000 in the aggregate. The face amount of the Series G Preferred Stock shall be returned 12 months, the "Term", form the date on which the funds to purchase the Series G Preferred Stock are released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. The Series A through G Preferred Stock have the following features:

      CONVERSION

      Each share of the Series A through F Preferred Stock is convertible into restricted common stock in the event that Superior merges with the Company. The number of restricted common stock shares in the Company will be equal to the Series A through F value divided by the average closing price on the Company's common stock during the last 10 trading days prior to the date of conversion. In the event a registration statement is prepared for Superior so that its shares can become publicly traded, the Series A through F Preferred Stock may, at the option of the Company, be converted into common stock shares of Superior and included in the registration statement. The number of common stock shares in Superior upon conversion will be equal to the Series A through F value divided by the offering price per share for those shares sold in the registration statement.

      Each share of the Series G Preferred Stock is convertible into restricted common stock of the Company at any time during the Term, unless redeemed by Company prior to Purchasers written notice to the Company. The Conversion Price is $0.25 per share, adjusted for any stock split.

      VOTING

      The holders of the Series A through G Preferred Stock are not entitled to voting rights.

      DIVIDENDS

      The holders of the Series A through F Preferred Stock do not have rights to dividends.

      The holder of the Series G Preferred Stock is entitled to a 10% dividend on the Face Amount, payable as follows. One Thousand Five Hundred Dollars ($1,500) will be paid from the proceeds of the sale on the Closing Date and that same amount six (6) months from the Closing Date. In the event the principal is not returned in 12 months, a 10% annual dividend will continue to accrue until the principal is paid in full.

      The holder of the Series G Preferred Stock will also receive 10% of the Face Amount of the Series G Preferred Stock at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "10% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.25 per share (240,000 shares in the aggregate for the series, $60,000 divided by $0.25 per share). In the event the principal is not returned in 12 months, a 10% Kicker will continue to accrue on an annual basis until the principle is paid.

      LIQUIDATION

      In the event of liquidation of the Company, the holders of the Series A through F Preferred Stock are entitled to receive, in preference to the holders of common stock, an amount equal to 100% of the Series A through F value. This preference will only attach to Superior's assets and no other assets or stock of the Company. This preference will be subordinate to any commercial or institutional debt, debenture, or other security instrument that may provide financing to Superior or the Company.

      The Series G Preferred Stock does not have any liquidation preferences.

      REDEMPTION

      There are no redemption rights to the Series A through F Preferred Stock.

      The Company may redeem the Series G Preferred at any time during the Term upon providing written notice to Purchaser at the address of Purchaser as shown in the books and records of the Company. In the notice the Company will set a Record Date for redemption. On the Record Date the Purchaser will receive the Face Amount, any dividend owing and a portion of the 10% Kicker due at the end of the Term prorated to the Record Date.

NOTE 6   VENTURE AGREEMENT

      On November 10, 2000, the Company entered into a venture agreement with a corporation and an individual. Pursuant to this agreement, the Company was obligated to provide $1.6 million in financing to its wholly owned subsidiary, Astrospace. The corporation and individual agreed to contribute patents, other technology, business contracts and management to Astrospace and to transfer 15% of the corporation's issued and outstanding stock to the Company in return for 51% of the issued and outstanding stock of Astrospace. A total of 4,200,000 restricted common shares were issued in connection with the agreement. A portion of the shares, 2,200,000 were repurchased by the president of the Company, as a way of unwinding the transaction after it was terminated on December 31, 2000. The remaining 2,000,000 shares were paid as consideration for a consulting agreement in an effort to acquire another target enterprise and for services that related to the transaction.

      During the year ended December 31, 2002, the Company issued 25,000,000 shares of its common stock to an individual, who later became the president of Superior, for a 50% joint venture interest in the development of certain real estate projects. The fair market value of the stock issuance was $1,250,000 based upon the fair value of the 25,000,000 ($.05 per share on the grant date) shares of common stock issued, which the Company has recorded as an Investment in Joint Ventures on the accompanying balance sheet.

      The joint ventures were arranged so that the respective property owners contributed property while Superior would contribute its real estate development expertise and other resources for financing and overseeing the project developments. The Company collected approximately $340,000 in restricted cash during the year ended December 31, 2002 as a deposit for land development related to one joint venture. As of December 31, 2002, the balance, of approximately $249,000, remains as a current liability in the accompanying balance sheet.

NOTE 7   ASSET PURCHASE AGREEMENTS

      On August 11, 2000, an unrelated company entered into an agreement to purchase the assets of a company in bankruptcy. The assets being purchased were items for disaster and emergency preparedness kits. The purchase price of $200,000 was to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. The Company agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with the unrelated company to raise funds to close the asset purchase and fund a plan of operations. The transaction was collateralized by 408,000 shares of the Company's stock, which was owned by several shareholders. The transaction to acquire the assets was finalized on December 12, 2001 at which time the unrelated company made the winning bid in an auction style sale. As a result, the Company is no longer required to make additional payments under the terms of the original agreement. As of December 31, 2001, the Company had expended $74,927, of which $69,927 had been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. The Company took an assignment of the unrelated company's agreement to acquire the assets as security for this transaction. During the year ended December 31, 2002, the Company acquired and sold the assets and recorded a gain of $70,000 in relation to the sale of these assets. In relation to this sale, the Company was named as the secured party for a note due from a related party (See Note 1), to the Company for $75,000. The note was issued on April 1, 2002 at 8%, which shall accrue until the loan is repaid 24 months from April 1, 2002. The note is secured with 500,000 shares of the Company's common stock.

      On June 4, 2002, and then again on July 2, 2002, the Company made 8-K filings to disclose an agreement, (the "Agreement") to acquire six real estate properties (the "Acquired Assets") from the land development company (the "Seller") (See Notes 5(B) and 8). The real property acquired under the Agreement was transferred into Superior. The Company intends to develop and sell the Acquired Assets to homeowners, builders or investors. The Company issued six shares of its preferred stock during July 2002, (See Note 5). The total market value of the stock issuance was $8,000,000, based upon the appraised value of the real property. The deeds for all Acquired Assets are in the name of Superior at December 31, 2002.

NOTE 8   RELATED PARTY

      A stockholder of the Company formerly owned 7,500,000 shares, approximately 20% of the issued and outstanding common stock in the land development company, the Seller of several properties the Company acquired using its Series A-F Preferred Stock (See Note 7). The stockholder agreed to return that stock to the Seller as part of the overall transaction between the stockholder and the Company and to eliminate any conflict of interest arising from the fact that the stockholder now represents the interests of the Company under its agreements with the Seller.

NOTE 9   GOING CONCERN

      As shown in the accompanying financial statements, the Company has accumulated losses from inception of $1,295,148 and a working capital deficiency of $536,645. These matters raise substantial doubt about the Company's ability to continue as a going concern.
      The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions. As a result of this funding, the Company expects to be able to continue its operations with the expectation of earning operating revenues and preserving its asset base.

NOTE 10  SUBSEQUENT EVENTS

      In March 2003, the Company entered into two joint venture agreements whereby the Company will provide its expertise in land development in exchange for 50% of the profits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

NONE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE ACT:

Board and Management of Company and Subsidiary:
-----------------------------------------------

The Board of Directors of World Associates, Inc., the Company, is comprised of three members at this time.

Name                                Office                                              Director
----                                ------                                              --------
World Associates, Inc.
----------------------

Randall Prouty                      President, Chief Executive, Secretary               Director
Robert E. O'Leary                   Executive Vice President                            Director
Stephen Danner, C.P.A.              None                                                Director

Superior Real Estate, Inc.
--------------------------

Robert E. O'Leary                   President, Chief Executive Officer                  Director
Randall Prouty                      Chief Financial Officer, Secretary                   Director

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. Officer(s) serve at the will of the board and are subject to contracts or employment agreements that would establish the term, salary, benefits and other conditions of employment.

Officers and Directors Biographies:
-----------------------------------
Randall H. Prouty          Age 50           Director, Chief Executive, President, Secretary

Mr. Prouty is the President and Chief Executive Officer of the Company and the Chief Financial Officer of its wholly owned subsidiary, Superior Real Estate, Inc., through which the Company is actively engaged in the real estate business. Mr. Prouty is responsible for founding World Associates, Inc. with the aim of creating additional financing opportunities to support the growth of a public real estate company.

Mr. Prouty was involved in other public companies in the technology area, including one he founded in 1997 called Media Forum International, Inc., and later renamed Advanced Communication Technologies, Inc. Control of that company was sold to the owners of "Spectrucell", a teleco level wireless technology company in 1999 and Mr. Prouty remains an outside Director through the date of this filing. Mr. Prouty was involved in other technology related business that includes performing production work for Hewlett Packard, Compaq, Computer Sciences Corp., Volvo, Tech Data and others. During that time Mr. Prouty developed skills as qualified web applications programmer and producer while building e-commerce applications on the Internet, and again while developing an Internet based interface to originate mortgages.

From 1985 to 1997 Mr. Prouty operated a real estate company he owned, Bristol Realty Corporation. Bristol was active in the real estate finance area, particularly development financing. During that time Bristol arranged financing for more than 15 hotels, among other things. The first seven were newly constructed limited service hotels located in Florida. Those properties, and others, were part of a chain known as Wellesley Inns. This chain was later purchased by Prime Hotels.

Bristol was active in purchasing or working out various real estate projects that include office buildings, an industrial park, more than $30 Million in rental properties that were purchased and then combined with other properties in a package used as collateral for a REMIC financing (mortgage backed security) that was offered by Donaldson, Lufkin and Jenrette. Bristol was also involved in acquiring a rental property called Century 21(no relation to the Century 21 Realtors) containing 1200 units. That property was purchased from an affiliate of Sam Zell's organization after which it was completely rehabilitated before being resold.

Prior to owning his own company, Mr. Prouty worked for Florida Fidelity, an affiliate of Sonnenblick Goldman and later Poughkeepsie Savings Bank, that specialized in construction and development financing throughout the Southeast. During his tenure Mr. Prouty underwrote both permanent and construction loans for lenders around the country that were involved in the Southeast lending market. Mr. Prouty later opened a branch office for Florida Fidelity in North Palm Beach before starting his own company. Mr. Prouty also owns Bristol Capital, Inc. a consulting firm that provides assistance to public companies.

Mr. Prouty has been a licensed real estate and mortgage broker since 1986 in the State of Florida and in six other states in the Southeast. He attended college at the University of Massachusetts where, as an undergraduate and a Commonwealth Scholar, he developed and independent course of study that focused on human motivation, and later business administration.

Robert E. O'Leary          Age 63          Director and Executive Vice President

Mr. O'Leary is the President and CEO of Superior Real Estate, Inc., a wholly owned subsidiary, through which the Company is engaged in the real estate business. Mr. O'Leary has been the principal developer for numerous real estate developments throughout the country since 1976. As the Chief Executive Officer of Landfolio, Inc. and other entities, he built many communities where he was responsible from site acquisition to sale, including more than 90 residential projects (some of them award winning). He has also developed shopping centers, apartments, offices, industrial parks, mixed use, golf courses and other properties.

During the past several years Mr. O'Leary has been actively engaged in the land and real estate markets in California where he is regarded as an expert in entitling and developing land assets, and manufactured housing. During his history as a developer, Mr. O'Leary built more than 100 housing communities and commercial projects.

Prior to developing property full time Mr. O'Leary worked for Stern, Frank, Meyer and Fox, an investment banking firm in Los Angeles, where he reported directly to the president between 1970-75. He was responsible for establishing a corporate finance department and mortgage banking divisions. Through the corporate finance department, which became one of the leading operations of its type in the industry, Mr. O'Leary had responsibility for more than 50 transactions including public underwritings, real estate joint ventures, mortgage financing, venture financing, mergers, acquisitions and leveraged buy-outs.

Starting in 1967, Mr. O'Leary worked for Union Bank in Los Angeles California where he managed the Western Regional Division (11 western states). While there he headed a mergers and acquisitions group, acted on behalf of the bank with its national level clients and significantly increased the size and quality of the Bank's loan portfolio and deposit positions. During that time he managed a commercial real estate loan portfolio at Union Bank of more than $125,000,000.

In 1962, Mr. O'Leary started the REO Plastics Company, Inc. that manufactured injection molded parts and performed product assembly, among other things. The company became a major Southern California supplier to the aircraft, electronics and industrial markets. The company experienced rapid but well controlled growth during the years Mr. O'Leary ran it. The company was eventually sold to an eastern chemical company.

Mr. O'Leary is a California Real Estate Broker and is licensed or qualified in 23 other states. He has a California contractors license and numerous business affiliations. Mr. O'Leary was honorably discharged from the US Marines in January 1967. He earned a B.S. and M.S. from California Polytechnic College, Pamona, California, attended graduate school for Master's in Business Administration, and completed numerous other courses.

Stephen Danner C.P.A.      Age 48           Director

Mr. Danner has more than 20 years of experience in both national and regional public accounting firms and is a partner in Kane, Hoffman, & Danner, PA. Mr. Danner has a diverse tax and financial planning practice and is considered an expert in the area of tax and estate planning. His firm is also a member of the SEC Practice Section of the AICPA. Mr. Danner is the sole outside Director of the Company and he supervises the audit committee.

Mr. Danner is a past president of Carrfour Corporation (a nonprofit developer of permanent housing for the homeless), past president of The Epilepsy Foundation of South Florida, a member of the Greater Miami Chamber of Commerce's Board of Governors and a past president of the Greater Miami Tax Institute.

Mr. Danner graduated from Tulane University with his B.A. in 1974. He received his MBA from Tulane University in 1976.

ITEM 9 CONTINUED:  COMPLIANCE WITH SECTION 16(A) OF THE ACT:

Randall Prouty
--------------

Randall Prouty did not report three transactions on three separate Form 4 reports and one report on Form 5, as required for 2001, three transactions on two separate Form 4 reports and one report on Form 5 that were due for 2002.

Mr. Prouty is current on all filings at this time. All transactions discussed above were reported in the appropriate periodic public filings of the Company.

Stephen Danner
--------------

Stephen Danner did not make an initial filing in 2001 on a Form 3 when the Company became a reporting entity. In 2001 and 2002 he did not file a separate report on Form 4 or Form 5 to report two transactions.

Mr. Danner is current on all filings at this time. All transactions discussed above were reported in the appropriate periodic public filings of the Company.

Robert E. O'Leary
-----------------

Robert E. O'Leary did not make an initial filing on a Form 3 within 10 days from the time he was required to in October of 2002.

Mr. O'Leary is current on all filings at this time. All transactions discussed above were reported in the in the appropriate periodic public filings of the Company.

ITEM 10.  EXECUTIVE COMPENSATION:

Randall Prouty, CEO, President and Director
-------------------------------------------

In May of 2002, the Company issued Randall Prouty 4,000,000 restricted common shares as compensation for his services during a two-year period beginning in May of 1999 and ending in May of 2002. The shares were valued at $280,000, or 4,000,000 shares at $0.07 per share, the price at the time the stock was issued.

Mr. Prouty received 50,000 shares for his services as a Director for the year 2001 in June of 2001, but he was not issued an additional 50,000 for services through May of 2002 as other directors were. The Board may see fit to issue those shares at some point in the future. During the period for which Mr. Prouty was compensated he was a primary source of funding for the Company in addition to being its Chief Executive Officer.

Mr. Prouty has an employment contract with the Company that provides he receive a salary of $180,000 per year. To date, any salary that is due has been accruing until the Company has the resources to pay it from operational cash flow.

Robert E. O'Leary, CEO of Superior Real Estate, Inc. and Director
-----------------------------------------------------------------

Mr. O'Leary has an employment contract with the Company that provides he receive a salary of $180,000 per year. To date, any salary has been accruing until the Company has the resources to pay it from operational cash flow.

Stephen G. Danner, Director
---------------------------

Mr. Danner received 50,000 shares for his services as a Director for the year 2001 in June of 2001 and he received another 50,000 in May of 2002 for the period through May of 2002. In May of 2002, Steve Danner was issued 1,000,000 shares of restricted common stock as consideration for accounting, due diligence and other services he performed on behalf of the Company since becoming one of its Directors in May of 1999. The shares were valued at $70,000, or 1,000,000 shares at $0.07 per share, the price at the time it was issued.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

Beneficial Owners:
------------------

There were no beneficial owners with 5% or more of the issued and outstanding stock of the Company.

Management Ownership:
---------------------

Name                       Title of Class            Shares            Percent
----                       --------------            ------            -------

Randall Prouty             common stock              29,150,000          39.69%
Robert E. O'Leary          common stock              26,500,000          36.08%
Stephen Danner             common stock               2,300,000           3.13%
                                                                       ========
Management: ownership as a group                                         78.90%

There are no beneficial owners of more than 5% of the Company's outstanding and issued Common Stock other than Messrs. Prouty and O'Leary.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please see ITEM 1:  Vanguard Transaction

Please see ITEM 1:  Pyromid Transaction

Please see EXHIBIT B:
             Schedule of Real Property Interests Acquired from Robert E. O'Leary

ITEM 13.  EXHIBITS AND REPORTS:

10KSB 2003 - EXHIBIT A

SERIES A-F Preferred Stock Terms Sheet
--------------------------------------

The Parties hereto agree the Preferred Stock to be issued in connection with the Agreement, including this Amendment, shall be transferred to Superior as, if and when each of the Superior Development Real Estate Assets are transferred to the Company's wholly owned subsidiary, Superior Real Estate, Inc., also know as Superior RE in the Agreement, subject to the terms and conditions of the Agreement, including this "Preferred Stock Terms Sheet".

WHEREAS, Superior has agreed to buy and the Company has agreed to purchase certain real estate assets as shown in Exhibit F, the "Superior Development Real Estate Assets", in consideration for a lettered series of Preferred Stock as shown in Exhibit G, the "Superior Preferred Stock".

NOW THEREFORE in consideration of the foregoing recitals, the mutual covenants, representations and warranties contained in the Agreement and this Amendment and for other good and valuable consideration the existence, sufficiency and receipt of which is hereby acknowledged, the Company agrees it shall issue a series of Preferred Stock with such rights and preferences set forth in this "Preferred Stock Terms Sheet".

1. PREFERRED STOCKHOLDER: The Superior Preferred Stock, with such rights and preferences as are herein defined, shall be transferred into the name of Superior as, if and when the Superior Development Real Estate Assets are transferred to the Company's newly formed wholly owned subsidiary Superior Real Estate, Inc.

2. REAL ESTATE ASSETS: An inventory of the Superior Development Real Estate Assets is shown on Exhibit F. The total value for the Superior Development Real Estate Assets is agreed to be EIGHT MILLION DOLLARS ($8,000,000), the Preferred Stock Value, which value shall be prorated according to the individual assets as specified in Exhibit G attached to this Amendment.

3. CONVERSION: Each series of Preferred Stock issued under this Agreement is convertible into Common Stock on the following basis.

         3.1 UPON MERGER: In the event that Superior RE merges with the Company the Superior Preferred Stock shall convert into restricted common shares of the Company. In that event Superior RE could be issued sufficient shares in the Company so that control would pass to Superior RE.

         3.2 FORMULA FOR CONVERSION: The number of shares in the Company upon conversion shall be equal to the Series Value divided by the average closing price on the Company's common stock during the last 10 trading days prior to the date of conversion, as shown on a national stock exchange.

         3.3 CONVERSION TIMING: The timing for the merger shall be as deemed appropriate by the Board of the Company.

4. REGISTRATION RIGHTS: The Superior Preferred Stock issued hereunder may also be converted into shares of Superior RE common shares.

         4.1 REGISTRATION STATEMENT: In the event a registration statement is prepared for Superior RE so that its shares can become publicly traded, the Series A Preferred Stock may, at the option of the Company, be converted into shares of Superior RE and included in the registration statement.

         4.2 FORMULA FOR CONVERSION UPON REGISTRATION: The number of shares in Superior RE upon conversion shall be equal to the Series Value divided by offering price per share for those shares sold in the registration statement.

         4.3 REGISTRATION TIMING: In the event the Company causes a registration statement to be done for Superior RE the Company shall include the stock underlying the Series A Preferred Stock to be registered. The timing and circumstances of any such registration shall be at the discretion of the Board of the Company.

5. LIQUIDATION PREFERENCE: In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock will be entitled to receive in preference to the holders of Common Stock an amount equal to 100% of the Series A Value, the "Series A Liquidation Preference". This preference shall only attach to Superior RE Assets and no other assets or stock of the Company. This preference shall be subordinate to any commercial or institutional debt, debenture other security instrument that may provide financing to Superior or the Company.

6. OTHER RIGHTS: The Series A Preferred Stock shall only have such rights and preferences as are specified herein and no others. It shall have none of the following rights, a) voting rights, b) dividends, or c) special information rights.

7. ACCREDITED INVESTORS. Offers and sales of Series A Preferred Stock will be only to "accredited investors" as that term is defined under Regulation D of the Securities Act of 1933, as amended.

8. ANTI-DILUTION RIGHTS: The Series A Preferred Stock shall not have anti-dilution protection.

Exhibit G
Schedule of Real Estate and Preferred Stock Series Values

The real estate assets of Superior Development, Inc. referred to in the Agreement as the Superior RE Assets, or as further defined in this Amendment, the Superior Development Real Estate Assets.


Preferred Series         Property Name                Series Value

Series A                 Miracle Lake                   $4,600,000
Series B                 Heritage Gardens               $1,650,000
Series C                 Valley Vista                     $400,000
Series D                 Beaumont Joint Venture           $600,000
Series E                 Commercial Out Parcels           $680,000
Series F                 Industrial Site                   $70,000
                                                       ============
                         Total                          $8,000,000

10KSB 2003 - EXHIBIT B

Schedule of Real Property Interests Acquired from Robert E. O'Leary
-------------------------------------------------------------------

PROJECT NAME:            DEAL VALUE       VALUE       LIENS    INTEREST      JV VALUE        ALLOCATED      SHARES
-------------            ----------       -----       -----    --------      --------        ---------      ------
Anza RV Park               $950,000     $2,367,000    $0       50%            $708,500        406,716      8,134,328
Fairmont Estates           $600,000     $1,638,000    $0       50%            $519,000        297,933      5,958,668
Blyth Commerical           $400,000     $1,500,000    $0       50%            $550,000        315,729      6,314,581
Marina Townhomes           $400,000       $600,000    $0       50%            $100,000         57,405      1,148,106
Oak Canyon                 $140,000       $280,000    $0       50%             $70,000         40,184        803,674
Palm Desert                $230,000       $600,000    $0       50%            $185,000        106,200      2,123,995
Partrician                 $160,000       $250,000    $0       50%             $45,000         25,832        516,648
Cherry Valley              $185,000       $185,000    $0       50%                  $0
                                                                                                    -              -
Totals                   $3,065,000     $7,420,000    $0                    $2,177,500     $1,250,000     25,000,000

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

10KSB 2003 - EXHIBIT C

Series G Preferred Terms Sheet
------------------------------

The Board of Directors for World Associates, Inc., (Company), has authorized a series G preferred stock, "Series G Preferred" subject to the following terms and conditions:

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

9. CONVERSION RIGHTS: Purchaser may convert the Series G Preferred into the restricted common stock of the Company at any time during the Term, unless redeemed by Company prior to Purchaser's written notice to the Company. The Conversion Price shall be $0.25 per share, which price shall be adjusted for any stock split.

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

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedure
-----------------------------------------------

Disclosure controls and procedures are designed to ensure that information that is required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

Management expects additional procedures to be implemented once the Company has more significant operations later in 2003.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ASSOCIATES, INC.

Date:  April 14, 2003      /s/  Randall Prouty
                           President, Secretary, and Director


Date:  April 14, 2003      /s/  Robert E. O'Leary
                           Executive Vice President, Director


Date:  April 14, 2003      /s/  Stephen Danner, C.P.A., Director

CERTIFICATIONS *

I, Randall H. Prouty, certify that:

1. I have reviewed this annual report on Form 10-KSB of World Associates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and,

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003    /s/  Randall Prouty, President, Secretary, Director

CERTIFICATIONS *

I, Robert E. O'Leary, certify that:

1. I have reviewed this annual report on Form 10-KSB of World Associates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ____________    /s/  Robert E O'Leary, Executive Vice President, Director

CERTIFICATIONS *

I, , Steven G. Danner, certify that:

1. I have reviewed this annual report on Form 10-KSB of World Associates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ____________    /s/  Stephen Danner, Director