Form 10QSB
period 2003-03-31
WORLD ASSOCIATES INC/NV/
filed 2003-05-21
CIK 1092531

                            -----------------------
                           |OMB APPROVAL           |
                           |OMB Number: 3235-0070  |
                           |Expires: Sept 30, 2005 |
                           |Aver. time: 117 hrs.   |
                            -----------------------

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 -------------
                                | FORM 10-QSB |
                                 -------------


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             Transmitted Using Small Business Disclosure Format
                For the quarterly period ended March 31, 2002

                           -----------------------
                          |World Associates, Inc.|
                           -----------------------

                     Stock Symbol:  OTC WAIV Commission
                            File Number 000-27949

                       Nevada                     88-0406903
            (State of incorporation)          (IRS Employer ID)


                            World Associates, Inc.
                        4160 S. Pecos Road, Suite 20
                          Las Vegas, Nevada 89121

                              (702) 914-6092


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]        No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 2003, there were 75,893,500 shares of the registrant's $.001 par value common stock and eight shares of $.001 par value preferred stock consisting of Series A-G issued and outstanding as of March 31, 2003.


                                TRANSFER AGENT:

                        Pacific Stock Transfer Company
                       500 E. Warm Springs Rd., St. 240
                           Las Vegas, Nevada 89119

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MARCH 31, 2003







                                    CONTENTS


PAGE 1. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

PAGE 2. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)

PAGES 3-4.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE PERIOD FROM
              JUNE 19, 1990 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)

PAGES 5-11.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
              MARCH 31, 2003 (UNAUDITED)


                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     PAGE ONE


ASSETS
                                           March 31,           December
                                             2003              31, 2002
                                          (Unaudited)

CURRENT ASSETS
  Cash                                    $  131,655              54,515
  Restricted cash                            233,965             249,153
  Other current assets                        25,771              15,760
                                        ------------        ------------
STotal Current Assets                        391,391             319,428
                                        ------------        ------------

OTHER ASSETS
  Investment in joint ventures             1,250,000           1,250,000
  Land                                     8,012,994           8,000,000
  Note receivable                             75,000              75,000
  Loan costs                                  44,742                   -
                                        ------------        ------------
Total Other Assets                         9,382,736           9,325,000
                                        ------------        ------------
TOTAL ASSETS                           $   9,774,127           9,644,428
                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued
  liabilities                            $   68,287$              23,991
   Due to stockholders                        23,974              27,929
   Reserve for land development              233,905             249,153
Liabilities related to land acquisition      300,000             555,000
                                        ------------        ------------
   Total Current Liabilities                 626,166             856,073
                                        ------------        ------------
Mortgage payable                             405,000                   -
                                        ------------        ------------
TOTAL LIABILITIES                          1,031,166             856,073
                                        ============        ============





                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                     PAGE TWO




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
  5,000,000 shares authorized
Series A - F Preferred stock, 6
  shares issued and outstanding
  as of March 31, 2003 and
  December 31, 2002
Series G Preferred stock
  2 shares issued and outstanding
  as of March 31, 2003 and
  December 31, 2002.                              -                   -
Common stock, $.001 par value
  125,000,000 shares authorized
  75,893,500 and 73,443,500 issued
  and outstanding at March 31,
  2003 and December 31, 2002,
  respectively                                75,894              73,443

Additional paid in capital                10,317,317          10,130,711
Accumulated deficit during
  development stage                       (1,469,236)         (1,298,148)
Deferred stock based
  compensation and services                 (181,014)           (117,651)
                                       -------------        ------------
Total Stockholders' Equity                 8,742,961           8,788,355
                                       -------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'    -------------        ------------
EQUITY                                 $   9,774,127       $   9,644,428
                                       =============        ============





See accompanying notes to condensed consolidated financial statements.

                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)


                                                                                                     Cumulative from
                                                    For The Three            For The Three             June 19, 1990
                                                 Mths Ended March         Mths Ended March            (Inception) to
                                                         31, 2003                 31, 2002            March 31, 2003



INCOME                                                      $   -                    $   -                    $   -

EXPENSES:

  Professional fees                                        52,753                        -                  344,636
  General and administrative                              119,837                    2,554                  716,180
  Bad debt expense                                              -                    5,172                   55,172
                                                 ----------------          ---------------          ---------------
Total Expenses                                            172,590                    7,726                1,115,988
                                                 ----------------          ---------------          ---------------
OTHER INCOME (EXPENSE)

Dividend and interest income, net                           1,612                    1,055                   25,669
     Loss on investment security                                -                        -                 (380,000)
     Net expenses incurred in connection
       with asset purchase                                   (111)                    (165)                 (70,417)
     Gain on sale of asset                                      -                        -                   71,500
                                                 ----------------          ---------------          ---------------
Total Other Income (Expense)                                1,501                      890                 (353,248)
                                                 ----------------          ---------------          ---------------

NET LOSS                                             $   (171,089)              $   (6,836)          $   (1,469,236)
                                                 ================          ===============          ===============

NET LOSS PER SHARE - BASIC AND DILUTED                      $   -                    $   -                 $   (.08)
                                                 ================          ===============          ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
DURING THE PERIOD - BASIC AND DILUTED                  75,011,833               38,341,500               17,864,654
                                                 ================          ===============          ===============


See accompanying notes to condensed consolidated financial statements.




                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                                      Cumulative from
                                                    For The Three            For The Three              June 19, 1990
                                                 Mths Ended March         Mths Ended March             (Inception) to
                                                         31, 2003                 31, 2002             March 31, 2003
                                                 ----------------         ----------------            ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $   (171,089)              $   (6,836)             $ (1,469,236)

Adjustments to reconcile net loss to net cash
  (Used  in) Provided by operating activities:

  Bad debt expense                                              -                    5,172                     55,172
  Gain on sale of asset                                         -                        -                    (71,500)
  Loss on investment security                                   -                        -                    380,000
  Stock issued for services                                53,057                        -                    632,791
  Amortization of deferred stock based
    compensation and services                              62,637                        -                    170,986

Changes in assets and liabilities:

  Other current assets                                    (10,011)                    (958)                   (30,943)
  Due to stockholder                                       (3,955)                       -                     73,974
  Reserve for land development                            (15,248)                       -                    233,905
  Accounts payable and accrued liabilities                 44,296                      (12)                    68,286
                                                   ----------------          ---------------           ---------------

Net Cash (Used In) Provided by
  Operating Activities                                    (40,313)                  (2,634)                    43,435
                                                   ----------------          ---------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) decrease in restricted cash                   15,188                        -                   (233,965)
  Proceeds from sale of inactive subsidiary                     -                        -                      1,500
  Due from stockholder                                          -                        -                    (25,000)
  Loan receivable                                               -                        -                    (25,000)
  Deposit on asset purchase                                     -                        -                     (5,000)

Net Cash (Used In) Provided by
  Investing Activities                                     15,188                        -                   (287,465)
                                                   ----------------          ---------------            ---------------


See accompanying notes to condensed consolidated financial statements.



                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)


                                                         PAGE TWO

                                                                                                      Cumulative from
                                                    For The Three            For The Three              June 19, 1990
                                                 Mths Ended March         Mths Ended March             (Inception) to
                                                         31, 2003                 31, 2002             March 31, 2003
                                                 ----------------         ----------------            ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                                   -                        -                     (7,500)
  Proceeds from issuance of preferred stock                     -                        -                     60,000
  Dividend paid on preferred stock                              -                        -                     (3,000)
  Proceeds from mortgage payable, net                      92,265                        -                     92,265
  Proceeds from sale of common stock                       10,000                        -                    233,920
                                                   ----------------          ---------------            ---------------
Net Cash Provided By Financing Activities                 102,265                        -                    375,685

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS             77,140                   (2,634)                   131,655

CASH & CASH EQUIVALENTS - BEGINNING OF PERIOD              54,515                   26,845                          -
                                                   ----------------          ---------------            ---------------
CASH & CASH EQUIVALENTS - END OF PERIOD               $   131,655               $   24,211                 $  131,655
                                                   ================          ================           ===============



See accompanying notes to condensed consolidated financial statements.



                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)





SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2003, the Company issued 2,100,000 shares of common stock to various consultants for consulting agreements ranging from 12 months to 18 months, valued at approximately $150,000. The issuances will be amortized over the lives of the respective agreements.

During the three months ended March 31, 2003, the Company acquired two mortgages payable in the aggregate amount of $405,000 for which loan costs in the amount
of $44,742 were incurred.   The Company received $92,265 in net cash proceeds
from the mortgages and the remaining balance of $267,993 was used primarily to pay down liens related to the land (See Note 5).




See accompanying notes to condensed consolidated financial statements.

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                AS OF MARCH 31, 2003


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ORGANIZATION

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

On June 18, 2002, Superior Real Estate, Inc. ("Superior Real Estate") was incorporated in the State of Nevada to own and develop certain real estate assets as described in Notes 3 and 4. The Company owns 100% of the issued and outstanding shares of Superior Real Estate. All intercompany accounts have been eliminated.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB filed April 15, 2003.

NOTE 2  STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2002, the Company issued 8,002,000 shares of common stock, at fair values ranging from $0.04 to $0.12 per share, as compensation for services rendered in connection with consulting services, legal fees, and administrative services. Included in this issuance are 1,500,000 shares of common stock that were subsequently rescinded and returned as the consulting service agreement in connection with this issuance was cancelled.
The net amount, of 6,502,000 shares issued, resulted in a $516,700 charge to expense for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 1,500,000 shares of common stock, at a fair value of $0.04 per share, in connection with a two-year
employment agreement.   Related to the agreement, the Company recorded current
charges of $7,500 and $0 for the three months ended March 31, 2003 and 2002, respectively. The Company also recorded a deferred employment expense of $40,625 as of March 31, 2003 as a result of the agreement. The deferred employment expense is being amortized over the life of the agreement.

During the year ended December 31, 2002, the Company issued 900,000 shares of common stock, at a fair value of $0.06 per share, in connection with a nine-month promotional services agreement. As a result of the agreement, the Company recorded current charges of $18,000 and $0 for the three months ended March 31, 2003 and 2002, respectively. The Company also recorded a deferred consulting expense of $1,500 as of March 31, 2003.

During the three months ended March 31, 2003, the Company issued 1,800,000, at fair values ranging from $.06 to $.12 and lives ranging between 12 months and 18 months. As a result of these agreements, the Company recorded current charges of $53,057 during the three months ended March 31, 2003. The Company also recorded deferred consulting expense of $107,741 as of March 31, 2003. The deferred promotional services are being amortized over the life of the agreement.

During the year ended December 31, 2002, the Company issued 25,000,000 shares of common stock, with a fair value of $1,250,000, or $0.05 per share, for its interest in real estate joint ventures (See Note 3).

(B) Preferred Stock

There are 8 shares of preferred stock issued and outstanding as of March 31, 2003.

During the year ended December 31, 2002, the Company issued one share each of three series of preferred stock (Series A, Series D, and Series F) to acquire three real estate properties from a land development company and had placed in escrow one share each of three series of preferred stock (Series B, Series C, and Series E) to acquire three other real estate properties when certain remaining terms of the agreements were resolved between the Company and the land development company. During the three months ended March 31, 2003, the issuances related to the series E preferred stock was resolved and this series was fully issued. As of April 9, 2003, the terms of the agreement related to the Series B Preferred Stock is the only one that has not been resolved.

The property related to the Series C Preferred Stock, had a prior loan of $300,000, which was in default at the time the property was transferred to the Company. On April 9, 2003, the Company assumed this loan after it was brought current by paying the back debt service, taxes and related costs. An outside investor agreed to provide the funds to cure the loan, and for some other predevelopment expenses, in return for a 50% share of the profits on this property. The Company intends to reconsider the consideration to the Seller under the terms of Series C Preferred Stock as a result of the unexpected default on the loan, the fact that funds expected to be available for debt service and other expenses were not available, and the additional costs to cure the default, as well as other matters. Accordingly, the Company has accrued $300,000 in liabilities related to the land acquisition in the accompanying balance sheets as of March 31, 2003 and December 31, 2002

The properties related to the Series E Preferred Stock, consisting of two commercial corners, had loans totaling $255,000 when they were transferred under the Amended Agreement. This $255,000 was included in liabilities related to the land acquisition in the accompanying balance sheet as of December 31, 2002. However, these loans were also in default upon transfer. The Company reached an agreement with the lender, who acquired these commercial corners in a foreclosure due to the default, to repurchase these properties for the original loan amount plus costs in the event the Company succeeded in refinancing them. On March 20, 2003, the Company succeeded in refinancing the properties when a loan for $202,500 was placed on each of the two corner parcels, for an aggregate of $405,000 in total financing. These proceeds were sufficient to acquire the properties according to the agreement made with the lender and provided additional cash of $92,265. The Series E Preferred Stock issued in the name of Seller is still in the hands of the Company. It is likely that the Series E Preferred Stock will be cancelled. To resolve this situation, it was necessary for the Company to acquire these properties from the lender, not the original Seller as provided under the Amended Agreement.

As of March 31, 2003 and December 31, 2002, the Series A through F Preferred Stock was valued as follows:

   Series A           $   4,600,000
   Series B               1,650,000
   Series C                 100,000
   Series D                 600,000
   Series E                 425,000
   Series F                  70,000
                        -----------
   TOTAL              $   7,445,000
                        ===========

The Company also issued two shares of Series G Preferred Stock, for $30,000 cash (the "Face Amount") each or $60,000 in the aggregate. The face amount of the Series G Preferred Stock shall be returned 12 months, the "Term", from the date on which the funds to purchase the Series G Preferred Stock are released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. The Series A through G Preferred Stock have the following features:

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

NOTE 3  VENTURE AGREEMENT

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

The joint ventures were arranged so that the respective property owners contributed property while Superior would contribute its real estate development expertise and other resources for financing and overseeing the project developments. The Company collected approximately $340,000 in restricted cash during the year ended December 31, 2002 as a deposit for land development related to one joint venture. As of March 31, 2003, the balance, of $233,965, remains as a current liability in the accompanying balance sheets.

NOTE 4  ASSET PURCHASE AGREEMENTS

On August 11, 2000, an unrelated company entered into an agreement to purchase the assets of a company in bankruptcy. The assets being purchased were items for disaster and emergency preparedness kits. The purchase price of $200,000 was to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. The Company agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with the unrelated company to raise funds to close the asset purchase and fund a plan of operations. The transaction was collateralized by 408,000 shares of the Company's stock, which was owned by several shareholders. The transaction to acquire the assets was finalized on December 12, 2001 at which time the unrelated company made the winning bid in an auction style sale. As a result, the Company is no longer required to make additional payments under the terms of the original agreement. As of December 31, 2001, the Company had expended $74,927, of which $69,927 had been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. The Company took an assignment of the unrelated company's agreement to acquire the assets as security for this transaction. During the year ended December 31, 2002, the Company acquired and sold the assets and recorded a gain of $70,000 in relation to the sale of these assets. In relation to this sale, the Company was named as the secured party for a note due from a related party, to the Company for $75,000. The note was issued on April 1, 2002 at 8%, which shall accrue until the loan is repaid 24 months from April 1, 2002. The note is secured with 500,000 shares of the Company's common stock.

On June 4, 2002, and then again on July 2, 2002, the Company made 8-K filings to disclose an agreement, (the "Agreement") to acquire six real estate properties (the "Acquired Assets") from the land development company (the "Seller") (See Notes 2(B) and 5). The real property acquired under the Agreement was transferred into Superior. The Company intends to develop and sell the Acquired Assets to homeowners, builders or investors. The Company issued six shares of its preferred stock during July 2002, (See Note 2). The total market value of the stock issuance was $8,000,000, based upon the appraised value of the real property. The deeds for all Acquired Assets are in the name of Superior at March 31, 2003.

NOTE 5  MORTGAGE PAYABLE

On March 21, 2003, the Company entered into a new mortgage related to two commercial properties, which the Company owns and is developing. The total value of the mortgage, valued at $405,000, an interest rate of 14% and a due date in 2005, is included in long-term liabilities in the accompanying balance sheets. Related to the new mortgage, the Company received $92,265 in cash. A portion of the new mortgage, with a value of $255,000, was paid directly by the mortgage provider on the liens related to the land. Loan costs, in the amount of $44,742 were incurred related to the new mortgage, which will be amortized over the lives of the respective lives

NOTE 6  RELATED PARTY

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

NOTE 7  GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated losses from inception of $1,469,236 and a working capital deficiency of $639,775. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions. As a result of this funding, the Company expects to be able to continue its operations with the expectation of earning operating revenues and preserving its asset base.

NOTE 8  COMMITMENTS AND CONTINGENCIES

The Company is currently involved in a lawsuit against the party who initially sold property to the Company. After the Company purchased the property and received title, this party then fraudulently transferred title in three of the properties to an unrelated third party. These properties are three of the properties that the Company had purchased with its Preferred Stock in 2002. The Company is currently working on settling the lawsuit with the third party. As of May 19, 2003, a settlement has not been completed or executed.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Company, through its wholly owned subsidiary, Superior Real Estate, Inc. (Superior) is focused on putting land it controls in its Infill Housing Program into production. Detailed information is available about that program in the Company's recently filed 10KSB.

INFILL HOUSING PROGRAM UPDATE:

Superior's Infill Housing Program contains lots for homes located in communities that are already well established. The demand for property controlled by Superior in 'settled' communities remains strong and home prices continue to rise.

The Infill Housing Program is the most immediate route to develop significant sales and revenue. Superior expects it will begin pulling permits to build homes during the next month. The following 54 lots are in the Infill Housing Program.

Cherry Hill Estates   5 lots in Cherry Valley, CA Davenport   4 lots in Santa
Clarita, CA Sierra Estates   23 lots Santa Clarita, CA Banning Joint Venture
18 lots is Banning, CA Oak Canyon Estates   1 single family lot, Chino Hills, CA
10th Street    1 single family lot, Beaumont, CA Santa Rosa Ranch JV   2 single
family lots, Santa Rosa, CA

Superior expects to expand its operations beginning with infill locations. The land in the Infill Housing Program is expected to produce nearly $13,500,000 in total sales, and more than $2,500,000 in profits. It is reasonable to consider the Company can acquire land for additional homes during the year. The Infill Program's a priority in order to generate sales and profits in the short term. It will begin slowly, but once production begins, the pace is expected to pick up. Some of the homes sites on the list above are now ready for permits.

As the Infill Housing Program is established, the Company will continue to work on the entitlements for its larger properties, including Miracle Lake. Larger projects will be put in the pipeline as it is practical to do so.

LIQUIDITY AND WORKING CAPITAL:

To date the Company has sold its restricted common stock, its preferred stock, and it has relied on loans from its principal shareholders to obtain funds for working capital and investment. The Company is increasingly qualified to obtain financing from institutional lenders. It is applying for construction funds, flooring lines (lines of credit used to finance the purchase of factory built homes) and other financing to support the Infill Housing Program.

Individual investors are participating on a project basis in various joint ventures and the Company anticipates they will continue to provide equity or other financing on various projects in return for a portion of the profit in a particular project.

Further commitments for funding, debt or equity, will allow the Company to accelerate sales and capture a greater portion of the profit in some ventures. The Company has a very modest overhead at this time. Cash available to Superior has increased as a result of refinancing activities and Superior expects to conclude negotiations for additional financing during the next quarter.

Preferred Stock:

In October of 2002, the Company sold a Series G preferred stock (see Exhibit C) in consideration for cash. The Company is exploring the marketability of preferred stock on similar terms, which include:

- Secured by real estate assets; - Pays a 10% dividend annually in cash; - Pays
an additional 10% in cash or stock at the end of each    year; - Preferred stock
may be converted into common stock;

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

NONE

ITEM 4.  CONTROLS AND PROCEDURES:

There have been no changes to the controls and procedures that are in place since the last review performed by the Company and which was reported in the Company's most recently filed annual statement on Form 10KSB. Management expects additional procedures to be implemented once the Company has more significant operations later in 2003.


PART II-OTHER INFORMATION

SAFE HARBOR NOTICE:

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

The Company remains exposed to risk factors that include, but are not limited to: the availability of sufficient financing to meet its objectives, specifically an amount that would allow the Company to undertake a plan of development for assets the Company owns, or approximately One Million Dollars ($1,000,000) to ramp up the 'infill housing' initiative to a level of 100 homes per year and Three Million Dollars ($3,000,000) to undertake a plan of development that includes larger projects; the ability to find and retain qualified personnel; meeting ever increasing SEC and other regulatory requirements; market competition; economic conditions; meeting time critical or contractual deadlines; title issues on real property; liability claims; the inability to get entitlements or other approvals for property the Company owns; poor conditions for selling the Company's stock; encountering difficulty becoming listed or meeting the requirements to have the Company's stock listed on a more significant stock exchange; that the outcome of a legal proceeding where Company is a party may have an adverse impact; that contracts the Company enters into will not be performed or fulfilled and on which the Company is dependant, and others.

The Reader is cautioned that statements made by the Company in this filing, in other periodic or required filings of the Company, the Company web site, or other Company communications are not a guarantee of future corporate or stock performance.

ITEM 1.  LEGAL PROCEEDINGS:

In or about July 2002, Superior Development, Inc., a Nevada corporation ("SDI") sold and deeded certain real property which it owned to Superior Real Estate, Inc., a wholly owned subsidiary of the Company ("Superior"), and a separate and distinct corporation from SDI. In January and April 2003, Howard M. Palmer ("Palmer"), the CEO of SDI, purporting to act as the President of Superior, when in fact he was not and is not an officer or agent of Superior and he had no authority to act on its behalf, executed deeds purporting to convey three properties it had sold to Superior in July of 2002. Concurrently, purporting to act on behalf of SDI, Mr. Palmer executed a second set of deeds to convey the same properties to a "Third Party" in return for cash and other consideration, who claimed to be a bona fide purchaser of the properties for value.

When the Company became aware of the purported transfers it immediately challenged them on various grounds including; (i) Palmer was never an officer or director of Superior (the owner of the properties) and he had no authority to act on behalf of Superior with respect to the them, (ii) the deeds executed by Palmer, purportedly on behalf of Superior, were unauthorized, forged and, therefore, void documents which conveyed no title to SDI, and (iii) the transactions were not authorized by SDI's board of directors; as a result none of the purported transfers, from Superior to SDI and then to the Third Party, had any legal effect.

On or about April 23, 2003, Superior filed the following legal actions against SDI, Palmer, the Third Party and others: Complaint for Quiet Title, Cancellation of Instruments and Slander of Title, being Kern County Superior Court Case No. 249953 SPC (entitled Superior Real Estate, Inc. v. Superior Development, Inc., et al.) and San Bernardino County Superior Court Case No. MCV 05304 (entitled Superior Real Estate, Inc. v. Superior Development, Inc. et al) (collectively the "Actions"). On or about April 24, 2003, the Company caused a Notice of Pending Action (Lis Pendens) to be recorded against the three properties to protect its interest.

After the Actions were filed, the Company and the Third Party entered into settlement negotiations. The Company believes it is likely these negotiations will be finalized shortly, but there is no assurance that will occur. The Company intends to pursue its claims against Mr. Palmer and SDI.

On or about April 24, 2003, the Company caused a Notice of Pending Action (Lis Pendens) to be recorded against the three properties to protect its interest. After that suit was filed, which documented the purported fraudulent transfer by Palmer, the Company and the Third Party began to move toward a settlement. Those negotiations are expected to be final shortly, but until then there is no assurance as to the outcome. The Company intends to pursue its claims against Mr. Palmer and SDI.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

Schedule of Restricted Common Stock issued during the period:

DATE:        NAME:                SHARES:          Notes:

1/10/03      Alpen Sun, Inc.          350,000      Note 1
1/27/03      Craig Engle               25,000      Note 2
1/29/03      Primaterra Capital     1,500,000      Note 3
2/6/03       Rives McDow              250,000      Note 4
3/10/03      Wilbank Roche             25,000      Note 5
3/10/03      Rives McDow              300,000      Note 6

These sales were exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof where an issuer issues shares that are not part of a public offering.

NOTES ON COMMON STOCK:

(1) These restricted common shares were sold for $10,000 in cash, or for $.0286 per share, to be used for working capital. (2) These shares were transferred as consideration for accounting services valued at $2,000, or for $.08 per share.
(3) These shares were issued to Primaterra Capital in consideration for a consulting agreement wherein Primaterra agrees to provide investment banking services to the Company during a one year period. The Company's common stock closed at $.06 per share on the 1/29/03. (4) These shares were transferred as consideration for shareholder relations services. The Company's common stock closed at $.15 per share on the 1/29/03. (5) These shares were transferred as consideration for legal services. The Company's common stock closed at $.06 per share on the 3/10/03. (6) These shares were issued as consideration for shareholder relations services. The Company's common stock closed at $.06 per share on the 3/10/03.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

NONE

ITEM 5.  OTHER INFORMATION:

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Associates, Inc.

By:  /s/  Randall Prouty
          President, Secretary, Director    Date: May 15, 2002

By:  /s/  Robert E. O'Leary
          Ex. Vice President, Director      Date: May 15, 2003

By:  /s/  Stephen Danner, Director          Date: May 15, 2003

I,

Randall H. Prouty       President, Secretary, Director, Robert E. O'Leary
Ex. Vice President, Director Stephen Danner          Director,

hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of World Associates, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Executed May 19, 2003
by:

Randall H. Prouty       President, Secretary, Director
Robert E. O'Leary       Ex. Vice President, Director
Stephen Danner          Director