Form 10KSB/A
period 2002-12-31
WORLD ASSOCIATES INC/NV/
filed 2003-06-04
CIK 1092531

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

                                                                                 Accumulated    Deferred
                                                                                   Deficit     Stock-Based
                                                           Additional               During     Compensation Subscription
                      Preferred Stock     Common Stock       Paid-In    Treasury  Development      and         Note
                       Shares Amount    Shares    Amount     Capital      Stock      Stage       Services   Receivable      Total
                       -------------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------
Common stock
 issued for cash           -- $   --     800,000      800  $     (700)  $     --   $      --   $        --  $      --    $      100

Common stock
 issued for cash           --     --   7,600,000    7,600      (6,650)        --          --            --         --           950

Net loss for the
 year ended 1991           --     --          --       --          --         --      (1,050)           --         --        (1,050)

January 1, 1992 -
 December 31, 1998         --     --          --       --          --         --          --            --         --            --

Increase in
 paid-in capital           --     --          --       --       5,870         --          --            --         --         5,870

Common stock
 issued for cash           --     --  12,000,000   12,000      (9,000)        --          --            --         --         3,000

Common stock
 issued for services       --     --      40,000       40      19,960         --          --            --         --        20,000

Net loss for the
 year ended
 December 31, 1999         --     --          --       --          --         --     (19,179)           --         --       (19,179)
                       ------ ------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------

Balance,
 December 31, 1999         --     --  20,440,000   20,440       9,480         --     (20,229)           --         --         9,691

Common stock
 issued for cash           --     --     656,000      656     163,344         --          --            --         --       164,000

Common stock
 subscribed                --     --  12,000,000   12,000      38,000         --          --            --    (50,000)           --

Stockholder loan
 applied to
 subscription              --     --          --       --          --         --          --            --     25,000        25,000

Common stock
 issued for services       --     --     200,000      200      18,800         --          --            --         --        19,000

Common stock
 issued for
 acquisition               --     --   4,000,000    4,000     376,000         --          --            --         --       380,000

Treasury stock
 acquired (5,000
 shares)                   --     --          --       --          --     (7,500)         --            --         --        (7,500)

Net loss for the
 year ended
 December 31, 2000         --     --          --       --          --         --    (538,534)           --         --      (538,534)
                       ------ ------  ----------  -------  -----------  ---------  ----------  ------------ ----------   -----------



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

Date: April 14, 2003 /s/  Robert E O'Leary, Executive Vice President, Director

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

Date: April 14, 2003    /s/  Stephen Danner, Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                   AS ADOPTED PURSUANT TO SECTION 906 OF THE
                          SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Company on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Executed on behalf of World Associates, Inc. this 3rd day of June, 2003.

/s/   Randall H. Prouty, Chief Executive and Financial Officer, Director

/s/   Robert E. O'Leary, Ex. Vice President, Director

/s/   Steve Danner, Director