Form 10QSB
period 2003-06-30
WORLD ASSOCIATES INC/NV/
filed 2003-08-20
CIK 1092531

                            -----------------------
                           |OMB APPROVAL           |
                           |OMB Number: 3235-0416  |
                           |Expires: March 31, 2006|
                           |Aver. time: 144 hrs.   |
                            -----------------------


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of August 9, 2003, there were 73,893,500 shares of the registrant's $.001 par value common stock issued and outstanding.

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
                                   PAGE ONE

ASSETS
                                           June 31,            December
                                             2003              31, 2002
                                          (Unaudited)

CURRENT ASSETS
  Cash                                   $    32,306        $    54,515
  Restricted cash                            219,265            249,153
  Other current assets                        41,450             15,760
Total Current Assets                         293,021            319,428

OTHER ASSETS
  Investment in joint ventures             1,250,000          1,250,000
  Land                                     6,368,089          8,000,000
  Note receivable                             75,000             75,000
  Loan costs, net                             37,285               -
  Software costs                               4,508               -
Total Other Assets                         7,734,882          9,325,000

TOTAL ASSETS                          $    8,027,903     $    9,644,428

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and
    accrued liabilities                $     353,646        $    23,991
  Due to stockholders                         13,224             27,929
  Reserve for land development               219,265            249,153
  Liabilities related to land acquisition    300,000            555,000
Total Current Liabilities                    886,135            856,073
  Mortgage payable                           405,000               -
TOTAL LIABILITIES                          1,291,135            856,073





                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   PAGE TWO


ASSETS
                                           June 31,            December
                                             2003              31, 2002
                                          (Unaudited)




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
  5,000,000 shares authorized
Series A - F Preferred stock, 6 shares
  issued and outstanding as of
  June 30, 2003 and December 31, 2002            -                 -
Series G Preferred stock, 2 shares
  issued and outstanding as of
  June 30, 2003 and December 31, 2002        -            -
Common stock, $.001 par value,
  125,000,000 shares authorized,
  75,893,500 and 73,443,500 issued
  and outstanding at June 30, 2003
  and December 31, 2002, respectively         75,893            73,443
Additional paid in capital                10,317,317         10,130,711
Due from preferred stockholder            (1,650,000)             -
Accumulated deficit during
  development stage                       (1,878,187)        (1,298,148)
Deferred stock based compensation
  and services                              (128,255)          (117,651)
Total Stockholders' Equity                 6,736,768          8,788,355

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $    8,027,903     $    9,644,428



                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)




                                                                                                         Cumulative from
                                   For The Six       For The Six       For The Six       For The Six       June 19, 1990
                                     Mths Ended       Mths Ended        Mths Ended        Mths Ended      (Inception) to
                                   June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002     June 30, 2003



INCOME                                $    -            $    -            $    -            $    -            $    -

EXPENSES:
  Professional fees                       18,336           350,937            71,089           379,123           362,972
  General and administrative             374,276            28,186           494,113            30,740         1,090,456
  Bad debt expense                          -                -                 -                 5,172            55,172
Total Expenses                           392,612           379,123           565,202           415,035         1,508,600

OTHER INCOME (EXPENSE)
  Gains on asset sales                      -               71,500             -                71,500            71,500
  Dividend and interest income
    (expense), net                       (13,321)            2,524           (11,709)            3,579            12,348
 Loss on investment security                -                -                 -                  -            (380,000)
  Net expenses incurred in connection
    with asset purchase                      (17)             (104)             (128)             (269)         (70,434)
Total Other Income (Expense)             (13,338)           73,920           (11,837)           74,810         (366,586)

NET LOSS                           $    (405,950)    $    (305,203)    $    (577,039)    $    (340,225)  $   (1,875,186)

Preferred dividends                        3,000             -                 3,000              -                3,000

NET LOSS TO COMMON SHAREHOLDERS         (408,950)    $    (305,203)    $    (580,039)    $    (340,225)    $ (1,878,186)

NET LOSS PER SHARE - BASIC AND DILUTED   $    -          $    (.01)          $    -          $    (.01)        $   (.10)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED                   75,893,500        41,583,389        75,455,102        40,175,453       19,078,033


                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               Stock      Deferred
                                                                                  Additional      Accum.       Based      Due From
                              Preferred Stock           Common Stock               Paid-In       Deficit       Comp &    Preferred
                              Shares     Amount       Shares       Amount        Capital         Stage      Services   Stock Holder
     TOTAL




Balance,
Dec. 31, 2002              8      $   -   73,443,500       $73,44    $10,130,711  $(1,298,148)    $(117,651)      $    -
8,788,355

Common stock issued
for cash of $810,000
and services of $10,556    -          -      350,000           350        20,206           -             -             -
20,556

Common stock issued
for services               -          -       25,000            25         1,975           -             -             -
2,000

Common stock issued
for deferred promotions    -          -    1,500,000         1,500        88,500           -        (90,000)           -         -


Stock issued for
promotional services       -          -      250,000           250        37,250           -             -             -
37,500

Common stock issued
for deferred promotions    -          -      300,000           300        35,700           -        (36,000)           -        -


Common stock issued
for legal services         -          -       25,000            25         2,975           -            -              -
3,000

Due from preferred
stockholder                -          -           -            -              -            -            -      (1,650,000)
(1,650,000)

Amortization of deferred
stock-based compensation
and services               -          -           -            -              -             -       115,396            -
115,396

Preferred stock
dividend                   -          -           -            -              -         (3,000)         -              -
(3,000)

Net loss for the six months
ended June 30, 2003        -          -           -            -              -       (577,039)         -
(577,039)

BALANCE, JUNE 30, 2003     8     $    -  75,893,500      $  75,893   $10,317,317   $(1,878,187)   $(128,255)   (1,650,000)
$6,736,768



                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)


                                                         PAGE ONE

                                                                                                     Cumulative from
                                                     For The Six               For The Six             June 19, 1990
                                                     Mths Ended                Mths Ended             (Inception) to
                                                    June 30, 2003            June 30, 2002             June 30, 2003
                                                 ----------------         ----------------            ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $    (577,039)           $    (340,226)          $    (1,875,187)

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:

  Bad debt expense                                            -                     5,172                    55,172
  Gain on sale of asset                                       -                       -                     (71,500)
  Loss on investment security                                 -                       -                     380,000
  Stock issued for services                               53,057                  390,659                   632,791
  Amortization of deferred stock based
    compensation and services                            115,396                      -                     223,745
  Amortization of loan costs                               7,457                      -                       7,457

Changes in assets and liabilities:

  Other current assets                                   (25,690)                   1,598                   (46,622)
  Prepaid expenses                                             -                    1,104                       -
  Due to stockholder                                     (14,705)                     -                      63,224
  Reserve for land development                           (29,889)                     -                     219,264
  Accounts payable and accrued liabilities               329,654                    7,719                   353,645

Net Cash (Used In) Provided
  by Operating Activities                               (141,759)                  66,026                   (58,011)

CASH FLOWS FROM INVESTING ACTIVITIES

  Decrease (increase) in restricted cash                  29,888                      -                    (219,265)
  Payment of taxes related to land                        (5,095)                     -                      (5,095)
  Proceeds from sale of inactive subsidiary                    -                      -                       1,500
  Loan receivable                                              -                      -                     (25,000)
  Note receivable                                              -                (75,000)                    (25,000)
  Deposit on asset purchase                                    -                      -                      (5,000)
  Purchase of software                                    (4,508)                     -                      (4,508)
  Net Cash Provided By (Used In) Investing Activities     20,285                (75,000)                   (282,368)



                                         WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)


                                                         PAGE TWO

                                                                                                   Cumulative from
                                                   For The Six               For The Six             June 19, 1990
                                                   Mths Ended                Mths Ended             (Inception) to
                                                  June 30, 2003            June 30, 2002             June 30, 2003
                                               ----------------         ----------------            ---------------








CASH FLOWS FROM FINANCING ACTIVITIES:

  Interest payable                                         -                         592                      -
  Due to shareholder                                       -                      (1,500)                     -
  Purchase of treasury shares                              -                           -                    (7,500)
  Proceeds from issuance of preferred stock                -                           -                    60,000
  Dividend paid on preferred stock                       (3,000)                       -                    (6,000)
  Proceeds from mortgage payable, net                    92,265                        -                    92,265
  Proceeds from sale of common stock                     10,000                        -                   233,920

Net Cash Provided By (Used In) Financing Activities      99,265                     (908)                   372,685

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (22,209)                  (9,882)                    32,306

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          54,515                   26,845                        -

CASH AND CASH EQUIVALENTS - END OF PERIOD           $    32,306              $    16,963                $    32,306





SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2003, the Company issued 1,800,000 shares of common stock to various consultants for consulting agreements ranging from 12 months to 18 months, valued at approximately $126,000. The issuances will be amortized over the lives of the respective agreements.

During the six months ended June 30, 2003, the Company acquired two mortgages payable in the aggregate amount of $405,000 for which loan costs in the amount of $44,742 were incurred. The Company received $92,265 in net cash proceeds from the mortgages and the remaining balance of $267,993 was used primarily to pay down liens related to the land (See Note 3).

As of June 30, 2003, the Company recorded a $1,650,000 receivable from a preferred stockholder in conjunction with a legal settlement discussed in Note 5 which resulted in a corresponding reduction in the recorded value of land.

 NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

On June 18, 2002, Superior Real Estate, Inc. ("Superior Real Estate") was incorporated in the State of Nevada to own and develop certain real estate assets and joint venture interests for the development of certain real estate projects. The Company owns 100% of the issued and outstanding shares of Superior Real Estate. All intercompany accounts have been eliminated.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB filed April 15, 2003.

NOTE 2    STOCKHOLDERS' EQUITY

(A) Common Stock

During the year ended December 31, 2002, the Company issued 1,500,000 shares of common stock, at a fair value of $0.04 per share, in connection with a two-year employment agreement. Related to the agreement, the Company recorded current charges of $15,000 and $0 for the six months ended June 30, 2003 and 2002, respectively. The Company also recorded a deferred employment expense of $33,125 as of June 30, 2003 as a result of the agreement. The deferred employment expense is being amortized over the life of the agreement.

During the year ended December 31, 2002, the Company issued 900,000 shares of common stock, at a fair value of $0.06 per share, in connection with a nine-month promotional services agreement. As a result of the agreement, the Company recorded current charges of $19,500 and $0 for the six months ended June 30, 2003 and 2002, respectively.

During the year ended December 31, 2002, the Company issued 700,000 shares of common stock, at fair values ranging from $.06 to $.09 and lives ranging between 12 and 15 months. As a result of these agreements, the Company recorded a current charge of $31,778 during the six months ended June 30, 2003. The Company also recorded deferred consulting expense of $18,250 as of June 30, 2003.

During the six months ended June 30, 2003, the Company issued 1,800,000, at fair values ranging from $.06 to $.12 and lives ranging between 12 months and 18 months. As a result of these agreements, the Company recorded current charges of $49,118 during the six months ended June 30, 2003. The Company also recorded deferred consulting expense of $76,882 as of June 30, 2003. The deferred promotional services are being amortized over the life of the agreement.

During the year ended December 31, 2002, the Company issued 25,000,000 shares of common stock, with a fair value of $1,250,000, or $0.05 per share, for its interest in real estate joint ventures.

(B) Preferred Stock

There are 8 shares of preferred stock issued and outstanding as of June 30, 2003.

During the year ended December 31, 2002, the Company issued one share each of three series of preferred stock (Series A, Series D, and Series F) to acquire three real estate properties from a land development company, the "Seller". Series B, C and E are being held in a pending status by the Company until matters related to this stock are resolved with the Seller due to a default by the Seller under the agreement.

The Series B Preferred Stock is currently involved in litigation as discussed more fully in Note 6.

The property related to the Series C Preferred Stock, had a prior loan of $300,000, which was in default at the time the property was transferred to the Company. On April 9, 2003, the Company assumed this loan after it was brought current by paying the back debt service, taxes and related costs. An outside investor agreed to provide the funds to cure the loan, and for some other predevelopment expenses, in return for a 50% share of the profits on this property. The Company intends to reconsider the consideration to the Seller under the terms of Series C Preferred Stock as a result of the unexpected default on the loan, the fact that funds expected to be available for debt service and other expenses were not available, and the additional costs to cure the default, as well as other matters. Accordingly, the Company has accrued $300,000 in liabilities related to the land acquisition in the accompanying balance sheets as of June 30, 2003 and December 31, 2002. The Company expects to adjust the compensation due to the Seller for this property under Series C to reflect the increased costs incurred by the Company to cure the loan on this property. The amount of the adjustment cannot be determined until there is a final settlement with the Seller.

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

As of June 30, 2003 and December 31, 2002, the Series A through F Preferred Stock was valued as follows:

                         Series A       $ 4,600,000
                         Series B         1,650,000
                         Series C           100,000
                         Series D           600,000
                         Series E           425,000
                         Series F            70,000
                                          ==========
                                     $    7,445,000

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

NOTE 3    MORTGAGE PAYABLES

On March 21, 2003, the Company entered into a new mortgage related to two commercial properties, which the Company owns and is developing. The total value of the mortgage of $405,000, with an interest rate of 14% and a due date in 2005, is included in long-term liabilities in the accompanying balance sheets. Related to the new mortgage, the Company received $92,265 in cash. A portion of the new mortgage, in the amount of $255,000, was paid directly by the mortgage provider on the liens related to the land and $12,993 was capitalized as additional land costs. Loan costs, in the amount of $44,742 were incurred related to the new mortgage, which will be amortized over the lives of the respective lives.

NOTE 4    GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated losses from inception of $1,875,186, a current negative cash flow from operations of $141,754 and a working capital deficiency of $593,114. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions. As a result of this funding, the Company expects to be able to continue its operations with the expectation of earning operating revenues and preserving its asset base.

NOTE 5    SUBSEQUENT EVENTS

The Company was involved in a lawsuit against the party who initially sold property to the Company. After the Company purchased the property and received title, this party then fraudulently transferred title in three of the properties to an unrelated third party. These properties are three of the properties that the Company had purchased with its Preferred Stock in 2002. During July 2003, the Company finalized a settlement with the unrelated third party regarding one of the properties, in which the consideration was the Series B Preferred Stock. As the litigation with the party who initially sold the property to the Company and received the consideration of the Series B Preferred Stock is still pending, the status of the Series B Preferred Stock is still pending. Therefore, since the land and Preferred Stock are linked together at purchase, the Company will wait until all litigation is settled before recording any resulting gain or loss.

On July 7, 2003, the Company issued one share of Series H Preferred Stock ("Series H"), for $150,000 cash (the "Face Amount"). The Face Amount of the Series H shall be returned 12 months, the "Term", from the date on which the funds to purchase the Series H are released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. The share is convertible into restricted common stock of the Company at any time during the Term. The Conversion Price is $0.07 per share, adjusted for any stock split. The holder is not entitled to voting rights. The holder shall be entitled to a 13% dividend on the Face Amount, or One Thousand Six Hundred and Twenty Five Dollars ($1,625) per month in arrears. In the event the principal is not returned in 12 months, a 13% annual dividend will continue to accrue until the principal is paid in full. The holder will also receive 7% of the Face Amount of the preferred stock at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "7% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.07 per share. In the event the principal is not returned in 12 months, a 7% Kicker will continue to accrue on an annual basis until the principle is paid. The Series H does not have any liquidation preferences nor redemption rights.

During July 2003, the Company received $750,000 in loan commitments from an unrelated third party lender to build single-family factory-built homes in Southern California. The term of the agreement is three years with the possibility for an extension and the rate of interest is 15% per annum, simple interest.

During July 2003, the Company entered into a joint venture agreement with an unrelated land owner to purchase and develop a 775-acre land site located in Northern California. Upon processing the necessary entitlements, the joint venture plans to exercise its option to purchase the land site from the land owner for $1,500,000.

PART I - FINANCIAL INFORMATION

ITEM 2  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

World Associates, Inc. (the Company) has one operating subsidiary that contains its real estate business, Superior Real Estate, Inc. (Superior). Superior is focused on two main areas within the real estate business. The first is developing factory-built homes that are affordable, but which are designed to compete with the curb appeal and quality of site built homes. The second is the land development business. That is the business of investing in raw land and then getting it approved for development by local municipalities or counties, thereby adding to its value.

INFILL HOUSING PROGRAM UPDATE

Superior uses the term 'infill housing' to describe lots or homes located in communities that are already well established. Infill projects consist of scattered lots that remain available in 'settled' communities where there is strong demand and rising home prices. Building on infill locations is an alternative to building new subdivisions in outlying areas or in the path of growth, which is a more speculative approach. Recent events that have contributed to the Superior Infill Housing Program's progress include:

  - FINANCIAL COMMITMENT: Superior just received a commitment for $750,000 in funding, the first tranch, for its Infill Housing Program. The funds are already available. Superior closed on two parcels of land for infill homes and there are several other parcels pending that will be purchased with the money. The funding will also be used for construction funds for infill homes.

  - RENEWED DEALER RELATIONSHIPS: Superior renewed it deal relationships with Skyline Homes and Fleetwood Homes, two national factory-built home brands. Superior believes in will have access to nearly any of the national brands available. Those include Silvercrest, Golden West, Champion and others in addition to Fleetwood and Skyline.

 - FINANCIAL INFRASTRUCTURE: Superior is developing the financial infrastructure to support the Infill Housing Program. That includes developing relationships with construction and other institutional lenders who will provide support to Superior. Superior expects it has sufficient construction funds available at this time.

  - INFILL LOTS: Superior currently has more than 65 lots it controls or owns to be used for infill housing. Superior continues to investigate the markets around Los Angeles for the Infill Housing Program.

LAND FUND UPDATE

The "Superior Land Fund" intends to acquire interests in real property and add to its value by doing the feasibility, predevelopment and entitlement work. During the last quarter Superior acquired interests in key parcels of land in California. Although the projects shown below can be built out in order to obtain the full profit, it is not Superior's intention to engage in construction intensive development. Superior expects to sell fully entitled land or contribute it to a joint venture instead. (Although, Superior will develop factory built homes in good markets where it perceives the risk involved in the construction process is significantly less.) Recent developments that relate to the Superior Land Fund includes the following:

  - I-5 CITY JOINT VENTURE: Superior signed a joint venture to develop a 775 acres site located at a key intersection in California located at I-5 and Route 152 in Los Banos, CA, just east of the Silicon Valley area. (See press release located at: (http://www.worldassoc.com/news/releas_eight.html) The site contains 200 acres of land zoned highway commercial and 575 acres that will likely be developed as residential property. Superior expects, subject to the final plan approved, that the land will be valued in excess of $80,000,000 when the entitlements are complete based on comparable land sales in the area.

- YUCCA VALLEY PROPERTY: Superior has nearly finished the entitlement process for one site it owns in Yucca Valley, California and it is now listed for sale at $1,500,000. The site is approved for 96 multifamily units, a product for which there is good demand. Because it is fully entitled with a full set of plans and specifications, it is of interest to developers who find entitled land ready to build on is scarce in today's marketplace. The site has approximately
8.88 acres. Superior will likely refocus the proceeds from any sale toward the Infill Housing Program, if and when they become available.

  - LAKE BERRYESSA PROPERTY: Superior has one of the only significant properties that provides for residential development in Sonoma County, California under contract. The site has a tentative tract map for 100 homes. It is located in the heart of the Napa Valley on the northwest shore of Lake Berryessa, the largest lake in northern California. The site has beautiful views of the Lake and surrounding countryside. (see press release located at: http://www.worldassoc.com/news/release_nine.html) An adjacent second parcel that may allow for a second phase is also under contract, but it has no approvals at this time.

SUPERIOR LAND FUND CAPITAL NEEDS

Superior needs funding to close and/or develop the properties in the Superior Land Fund. Any funds invested will be used primarily to acquire the land and/or do the predevelopment work that is expected to increase the value of the land in the Fund. The land is likely to provide security for any financing. That collateral (the land) is expected to increase in value as a result entitlement efforts, providing better security.

Superior's land investments are located in California as of this date. Demographic pressure, a very low inventory of entitled land and many other factors point to a strong economic picture for land in California. In fact, California may have the best such profile of any state in the Country.

Superior believes the following to be a reasonable estimates of value, subject to approvals, based on comparable land sales. The Superior Land Fund's potential is just now being calculated and that will depend on what is finally approved.

PROJECT NAME             DESCRIPTION                     INDICATED VALUE

LAKE BERRYESSA           100 lake view homes                 $12,500,000
Napa Valley, CA          Second phase                            unknown

I-5 CITY                 200 acres commercial
                         @ $3.00 per foot                    $26,000,000

Los Banos, CA            575 acres residential
                         1700 lots at $35,000                $59,500,000

VALLEY VISTA             land for 96 multifamily units        $1,500,000

Superior's share of this value will depend on its total interest after the projects are financed and joint venture partners are paid off. Generally the equity in the above projects is divided between the landowners and Superior in equal portions.

Liquidity and Working Capital:

To date, the Company has sold its restricted common stock, its preferred stock, and it has relied on loans from its principal shareholders to obtain funds for working capital and investment. The Company's recent agreement with Infill Housing LLC for $750,000 together with developing banking relationships, is beginning to provide the financial infrastructure required to take advantage of strong market conditions in California. These above funds are committed to the Infill Housing Program.

Individual investors continue to participate on a project basis in various joint ventures and the Company anticipates they will continue to provide equity or other financing on various projects in return for a portion of the profit. In some cases, landowners are contributing their land as part of a joint venture. The Company also recently sold another Series of Preferred Stock, World Associates Series H Preferred Stock.

In July of 2003, the Company sold a Series H Preferred Share for $150,000. Series H is secured by a Deed of Trust that provides the preferred stock with lien rights in the Miracle Lake site as security. Series H pays a fixed dividend monthly and it is convertible into common stock. (See ITEM 6. EXHIBIT A for the complete Series H Terms.) The proceeds from Series H will be used for working capital. The Company will still need to raise more working capital until sales start to generate cash to cover operations. At this point the best estimate for the first home sale would be between 90-180 days. It has been slower than expected primarily due to the fact that most real estate related professionals, for example civil engineers and appraisers, have been booked solid. That situation is starting to ease somewhat.

ITEM 3.  CONTROLS AND PROCEDURES:

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

ITEM 1.  LEGAL PROCEEDINGS

On August 1, 2003 the Company filed an 8-K to update the information regarding the lawsuit between the Company and Superior Development, Inc. and Howard Palmer. There have been no significant developments since that filing.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No new common shares were issued for the period ending June 30, 2003

The Company issued a Series H Preferred Stock on June 25, 2003 (See ITEM 6. EXHIBIT A for the detailed terms). The transaction closed on July 7, 2003. The proceeds, $150,000, will be used for working capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

8-K REPORTS FILED:

On August 1, 2003 the Company filed an 8-K to update the information regarding the lawsuit between the Company and Superior Development, Inc. and Howard Palmer.

EXHIBIT A:

SERIES H PREFERRED TERMS SHEET

The Board of Directors for World Associates, Inc., (Company), have authorized a series H preferred stock, "Series H Preferred" subject to the following terms and conditions:

1. Description of Series H: The Company shall issue One Series H Preferred stock certificate which shall be countersigned by the Company's transfer agent, Pacific Stock Transfer Company, and which are further described as follows:

    Certificate Numbers    Face Amount    Number of Certificates    Total Value
Series H

    Series H - #1    $150,000    1    $150,000

2. Term: The Face Amount of the Series H Preferred shall be returned in Twelve Months (12) months, the "Term", from the date on which the funds to purchase the Series H Preferred are released to the Company, the "Closing Date", unless otherwise converted or renewed prior to or at the end of the Term.

3.    Consideration.        The Purchaser shall pay the Face Amount as
consideration for the Series H Preferred on the Closing Date.

4.    Use of Proceeds:    The proceeds from the sale of the Series H Preferred
will be used for working capital and to support the infill housing program of the Company.

5. Dividends: The Purchaser shall be entitled to a 13% dividend on the Face Amount of the Series H Preferred, or One Thousand Six Hundred and Twenty Five Dollars ($1,625.00) per month in arrears. In the event the Term is extended, a 13% annual dividend shall be payable monthly until the principle is paid in full.

6. Kicker: The Purchaser shall, in addition to the above described dividend, receive an amount equal to seven percent (7% per annum) of the Face Amount to be paid in cash or restricted stock in the Company, the "Kicker". If paid in stock, the price used to calculate the number of shares shall be $.07 per share.
 ($10,500.00 = 7% : $10,500/.07 = 150,000 shares).  In the event the Terms is extended, the Kicker shall continue to accrue on an annual basis until the principle is paid in full.

7. Repayment: The total face amount shall be returned to the Purchaser at the end of the term unless converted as provided elsewhere in this Preferred Stock Series H Terms Sheet.

8.    Conversion Rights:    Purchase may convert the Series H Preferred into the
restricted common stock of the Company at any time during the Term. The Conversion Price shall be $.07 per share, which price shall be adjusted for any stock split.

9.    Lien Rights:    The Series H Preferred shall be secured by a lien against
certain real property described below, the "Property". The lien priority of the Series H Preferred (liens to value) shall be less than 50% of the Appraised Land Value. The Company shall cause a "Deed of Trust" to be recorded in the public record for the Property evidencing the Series H Preferred rights. The Property is further described as:

Property Information:
Location:    City of Rosamond, Kern County, California
APN:      473-140-25, 473-130-14 & 473-130-13, the "Property"
Owner of Record:    Superior Real Estate, Inc., a wholly owned subsidiary of
Company

Appraisal Information:
Property Appraiser:    The Limbach Company, Greg Limbach, MAI, CHA
Date of Valuation:    February 22, 2002
"AS IS" Land Value:    $5,000,000, the "Land Value"

10.    Other Rights:    The Series H Preferred shall only have such rights and
preferences as are specified herein and no others.

11. Information Rights: The Series H Preferred Terms Sheet shall be disclosed in the Company's SEC Filings reflected in the books and records of the Company. There shall be no other information rights.

13.    Accredited Investors.     Series H Preferred will be only be sold to
"accredited investors" as that term is defined under Regulation D of the Securities Act of 1933, as amended.

THE COMPANY
World Associates, Inc.
/s/  Randall Prouty

PURCHASER
William B. White and Karen Solomon
Joint Tenants with right of survivorship
/s/ William B. White and Karen Solomon

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Associates, Inc.                  August 18, 2003

/s/ Randall Prouty                      President, Secretary, Director
/s/ Robert E. O'Leary                   Executive Vice President, Director
/s/ Stephen Danner                      Director

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

Executed August 19, 2003 by:
/s/ Randall H. Prouty                 President, Secretary, Director,
/s/ Robert E. O'Leary                 Ex. Vice President, Director
/s/ Stephen Danner                    Director