Form 10QSB
period 2003-09-30
WORLD ASSOCIATES INC/NV/
filed 2003-11-18
CIK 1092531

                            -----------------------
                           |OMB APPROVAL           |
                           |OMB Number:  3235-0070 |
                           |Expires: March 31, 2006|
                           |Aver. time: 192 hrs.   |
                            -----------------------


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 -------------
                                | FORM 10-QSB |
                                 -------------


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             Transmitted Using Small Business Disclosure Format
                For the quarterly period ended September 30, 2003

                           -----------------------
                          |World Associates, Inc.|
                           -----------------------

                          Stock Symbol: OTCBB: WAIV
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
                                   PAGE ONE

ASSETS
                                           Sept 30,            December
                                             2003              31, 2002
                                          (Unaudited)

CURRENT ASSETS
  Cash                                   $    77,836        $    54,515
  Restricted cash                            167,264            249,153
  Other current assets                        51,069             15,760
Total Current Assets                         296,169            319,428

OTHER ASSETS
  Investment in joint ventures             1,250,000          1,250,000
  Land                                     6,370,089          8,000,000
  Note receivable                             75,000             75,000
  Loan costs, net                             31,691               -
  Software costs                              22,458               -
Total Other Assets                         7,749,238          9,325,000

TOTAL ASSETS                          $    8,045,407     $    9,644,428

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and
    accrued liabilities                $     521,151        $    23,990
  Due to stockholders                         33,224             27,929
  Reserve for land development               167,264            249,153
  Liabilities related to land acquisition    300,000            555,000
  Series H Preferred Stock                   150,000               -
Total Current Liabilities                  1,171,639            856,072
  Mortgage payable                           405,000               -
TOTAL LIABILITIES                          1,576,639            856,072





                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   PAGE TWO


ASSETS
                                           Sept 30,            December
                                             2003              31, 2002
                                          (Unaudited)





COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
  5,000,000 shares authorized
Series A - F Preferred stock, 6 shares
  issued and outstanding as of
  Sept 30, 2003 and December 31, 2002            -                 -
Series G Preferred stock, 2 shares
  issued and outstanding as of
  Sept 30, 2003 and December 31, 2002            -                 -
Common stock, $.001 par value,
  125,000,000 shares authorized,
  75,893,500 and 73,443,500 issued
  and outstanding at Sept 30, 2003
  and December 31, 2002, respectively         75,893            73,443
Additional paid in capital                 8,667,317         10,130,711
Accumulated deficit during
  development stage                       (2,183,036)        (1,298,147)
Deferred stock based compensation
  and services                               (91,406)          (117,651)
Total Stockholders' Equity                 6,468,768          8,788,356

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $    8,045,407     $    9,644,428



                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)




                                                                                                         Cumulative from
                                   For The Nine     For The Nine      For The Nine      For The Nine       June 19, 1990
                                     Mths Ended       Mths Ended        Mths Ended        Mths Ended      (Inception) to
                                   Sept 30, 2003     Sept 30, 2002     Sept 30, 2003     Sept 30, 2002     Sept 30, 2003



INCOME                                $    -            $    -            $    -            $    -            $    -

EXPENSES:
  Professional fees                       82,274            33,545           218,611            55,468           510,494
  General and administrative             202,994            20,753           631,801           413,865         1,225,144
  Bad debt expense                          -                -                 -                 5,172            55,172
Total Expenses                           285,268            54,298           850,412           469,333         1,790,810

OTHER INCOME (EXPENSE)
  Gains on asset sales                      -               71,500             -                71,500            71,500
  Dividend and interest income
    (expense), net                       (13,245)            2,458           (24,954)            6,037             (897)
 Loss on investment security                -                -                 -                  -            (380,000)
  Net expenses incurred in connection
    with asset purchase                      (18)            -                  (147)             (269)         (70,434)
Total Other Income (Expense)             (13,263)            2,458           (25,101)           77,268         (379,850)

NET LOSS                           $    (289,531)    $     (51,840)    $    (875,513)    $    (392,065)  $   (2,170,660)

Preferred dividends                       (6,375)             -               (9,375)              -            (12,375)

NET LOSS TO COMMON SHAREHOLDERS         (304,906)    $     (51,840)    $    (884,888)    $    (392,065)    $ (2,183,035)

NET LOSS PER SHARE - BASIC AND DILUTED   $    -          $    -            $    (.01)        $    (.01)        $   (.11)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED                   75,893,500        46,300,093        75,602,841        42,097,544       20,254,231


                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO SEPTEMBER 30, 2003

                                                                                                           Accum Deficit   Deferred
Stock
                                                                                  Additional                   During        Based
       Subscription      Due From
                             Preferred Stock           Common Stock               Paid-In        Treasury      Develop
Compensation         Note         Preferred         Total
                             Shares     Amount       Shares       Amount          Capital         Stock        Stage       and
Services      Receivable     Stockholder

Common Stock Issued For Cash        -            -        800,000           800            700           -             -
 -                -             -            100

Common Stock Issued For Cash        -            -      7,600,000         7,600         (6,650)          -             -
 -                -             -            950

Net Loss For The
Year Ended 1991                     -            -            -             -              -             -           (1,050)
 -                -             -        (1,050)

Jan 1 1992-Dec 31, 1998

Increase In Paid-In Capital         -            -            -             -            5,870           -             -
 -                -             -          5,870

Common Stock Issued For Cash        -            -      12,000,000       12,000         (9,000)          -             -
 -                -             -          3,000


Common Stock Issued For Services    -            -          40,000           40         19,960           -             -
 -                -             -         20,000


Net Loss For The Year Ended
December 31, 1999                   -            -            -             -              -             -         (19,179)
 -                -             -        (19,179)


Balance, Dec 31, 1999               -            -      20,440,000       20,440          9,480           -         (20,229)
 -                -             -          9,691

Common Stock Issued For Cash        -            -         656,000          656        163,344           -         (20,229)
 -                -             -        164,000


Common Stock Subscribed             -            -      12,000,000       12,000         38,000           -             -
 -            (50,000)          -           -


Stockholder Loan Applied to Subscription         -            -             -              -             -             -
 -             25,000           -         25,000


Common Stock Issued for Services    -            -         200,000          200         18,800           -             -
 -                 -            -        380,000


Common Stock Issued For Acquisition              -       4,000,000        4,000        376,000           -             -
 -             (50,000)         -           -


Treasury Stock Acquired (5,000 shares)           -            -             -              -          (7,500)          -
 -                 -            -          7,500


Net Loss For The Year
Ended December 31, 2000             -            -            -             -              -             -        (538,534)
 -                 -            -       (538,534)

                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO SEPTEMBER 30, 2003

                                                                                                           Accum Deficit   Deferred
Stock
                                                                                  Additional                   During        Based
       Subscription      Due From
                             Preferred Stock           Common Stock               Paid-In        Treasury      Develop
Compensation         Note         Preferred         Total
                             Shares     Amount       Shares       Amount          Capital         Stock        Stage       and
Services      Receivable     Stockholder

Balance,
Dec. 31, 2000                    -      $   -         37,296,000      37,296          605,624       (7,500)      (558,763)        $
-       $ (25,000)             -         51,657

Common Stock Issued
for Services                     -            -          925,500         925           40,109           -             -
-             -                -         41,034

Common Stock Issued For Cash     -            -          120,000         120           29,880           -             -
-             -                -         30,000

Stockholder Loan Applied to Subscription      -              -           -                -             -             -
-          25,000              -         25,000

Net Loss For The Year
Ended December 31, 2001          -            -              -           -                -             -        (100,665)
-             -                -       (100,665)

Balance,
Dec. 31, 2001                    -        $   -      38,341,000      338,341          675,613        (7,500)     (558,763)        $
-       $ (25,000)             -         47,026

Common Stock Issued
for Services                     -            -       6,502,000        6,502          502,698         7,500           -
-             -                -        516,700

Common stock issued
for deferred Consulting Agr      -          -         1,200,000        1,200          110,800           -             -
(50,026)          -                -         61,974

Common stock issued
for deferred Employment Agr      -          -         1,500,000        1,500           58,500           -             -
(48,125)          -                -         11,875

Common stock issued
for deferred promotions          -          -           900,000          900           53,100           -             -
(19,500)          -                -         34,500

Common stock issued
for Joint Venture                -          -        25,000,000       25,000        1,225,000           -             -
(50,026)          -                -      1,250,000

Series A-F Preferred
Stock issued for land
aquisition                       6          -               -            -          7,445,000           -             -
-             -                -      7,445,000

Series G issued
for Cash                         2          -               -            -             60,000           -             -
-             -                -         60,000

Preferred stock
dividend                         -          -               -            -                -             -          (3,000)
-              -             -           (3,000)

Net Loss For The Year
Ended December 31, 2002          -          -               -            -                -             -        (635,720)
-             -                -       (635,720)

                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO SEPTEMBER 30, 2003

                                                                                                           Accum Deficit   Deferred
Stock
                                                                                  Additional                   During        Based
       Subscription      Due From
                             Preferred Stock           Common Stock               Paid-In        Treasury      Develop
Compensation         Note         Preferred         Total
                             Shares     Amount       Shares       Amount          Capital         Stock        Stage       and
Services      Receivable     Stockholder
                              -

Balance,
Dec. 31, 2002                    8      $   -         73,443,500     $73,44        $10,130,711           -      $(1,298,148)
$(117,651)      $    -             -       8,788,355

Common stock issued
for cash of $10,000
and services of $10,556          -          -            350,000        350             20,206           -             -
 -              -             -          20,206

Common stock issued
for services                     -          -             25,000         25              1,975           -             -
 -              -             -           2,000

Common stock issued
for deferred promotions          -          -          1,500,000      1,500             88,500           -             -
(90,000)           -             -             -

Stock issued for
promotional services             -          -            250,000        250             37,250           -             -
 -              -             -          37,250

Common stock issued
for deferred promotions          -          -            300,000        300             35,700           -             -
(36,000)           -             -             -

Common stock issued
for legal services               -          -             25,000         25              2,975           -             -
 -              -             -           3,000

Due from preferred
stockholder                      -          -                -          -           (1,650,000)          -             -
 -              -      (1,650,000)   (1,650,000)

Recovery of Series B
From Preferred stockehol        (1)         -                -          -           (1,650,000)          -             -
 -              -             -           3,000

Amortization of deferred
stock-based compensation and services       -                -          -                  -             -             -
152,245            -             -         152,245

Preferred stock
dividend                        -           -                -          -               (9,375)          -             -
 -              -             -          (9,375)

Net loss for the nine
months ended Sept 30, 2003      -           -                -          -                  -             -        (875,513)
 -              -             -        (875,513)

BALANCE, SEPTEMBER 30, 2003     7     $     -         75,893,500   $ 75,893         $8,667,317           -     $(2,813,036)
(91,406)           -             -       6,468,768

                                          WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)


                                                         PAGE ONE

                                                                                                     Cumulative from
                                                    For The Nine              For The Nine             June 19, 1990
                                                     Mths Ended                Mths Ended             (Inception) to
                                                    Sept 30, 2003            Sept 30, 2002             Sept 30, 2003
                                                 ----------------         ----------------            ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $    (875,513)           $    (392,065)          $    (2,170,660)

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:

  Bad debt expense                                            -                     5,172                    55,172
  Gain on sale of asset                                       -                       -                     (71,500)
  Loss on investment security                                 -                       -                     380,000
  Stock issued for services                               53,056                  110,342                   629,790
  Amortization of deferred stock based
    compensation and services                            152,245                   41,472                   260,594
  Amortization of loan costs                              13,051                      -                      13,051

Changes in assets and liabilities:

  Other current assets                                   (35,309)                   7,824                   (56,241)
  Due to stockholder                                       5,295)                     -                      83,224
  Reserve for land development                           (81,889)                     -                     167,264
  Accounts payable and accrued liabilities               492,410                    7,849                   516,400

Net Cash (Used In) Provided
  by Operating Activities                               (276,654)                (219,406)                 (192,906)

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in restricted cash                  81,889                 (315,334)                 (167,264)
  Proceeds from land development deposit                     -                    315,334                       -
  Payment of taxes related to land                        (7,096)                     -                      (7,096)
  Proceeds from sale of inactive subsidiary                  -                        -                       1,500

  Loan receivable                                              -                      -                     (25,000)
  Due From Stockholders                                        -                      -                     (25,000)
  Note receivable                                              -                  (75,000)                      -
  Deposit on asset purchase                                    -                      -                      (5,000)
  Purchase of software                                     (22,458)                   -                     (22,458)

  Net Cash Provided By (Used In) Investing Activities       52,335              (75,000)                   (250,318)



                                         WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)


                                                         PAGE TWO

                                                                                                   Cumulative from
                                                   For The Six               For The Six             June 19, 1990
                                                   Mths Ended                Mths Ended             (Inception) to
                                                  Sept 30, 2003            Sept 30, 2002             Sept 30, 2003
                                               ----------------         ----------------            ---------------








CASH FLOWS FROM FINANCING ACTIVITIES:

  Due to shareholder                                        -                       (1,499)                    -
  Purchase of treasury shares                               -                          -                    (7,500)
  Proceeds from issuance of preferred stock             150,000                        -                   210,000
  Dividend paid on preferred stock                       (4,626)                       -                    (7,625)
  Proceeds from mortgage payable, net                    92,265                        -                    92,265
  Proceeds from sale of common stock                     10,000                    281,708                 233,920

Net Cash Provided By (Used In) Financing Activities     247,640                    280,209                 521,060

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         23,321                    (14,197)                 77,836

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          54,515                     26,845                     -

CASH AND CASH EQUIVALENTS - END OF PERIOD           $    77,836                $    12,468             $    77,836





SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2003, the Company issued 1,800,000 shares of common stock to various consultants for consulting agreements ranging from 12 months to 18 months, valued at approximately $126,000. The issuances will be amortized over the lives of the respective agreements.

During the nine months ended September 30, 2003, the Company acquired two mortgages payable in the aggregate amount of $405,000 for which loan costs in the amount of $44,742 were incurred. The Company received $92,265 in net cash proceeds from the mortgages and the remaining balance of $267,993 was used primarily to pay down liens related to the land (See Note 3).

During the nine months ended September 30, 2003, the Company finalized a legal settlement with an unrelated third party in which the Company transferred title to one of its properties in the amount of $1,650,000 in consideration for receiving its Series B Preferred Stock back.

 NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ORGANIZATION

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

(B) Use of Estimates

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

(C) Earnings (Loss) Per Share

Net loss per common share for the three and nine months ended September 30, 2003 and 2002 and for the period from June 19, 1990 (inception) to September 30, 2003 is computed based upon the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128 "Earnings Per Share." There were no common stock equivalents outstanding at September 30, 2003 and December 31, 2002.

NOTE 2    STOCKHOLDERS' EQUITY

(A) Common Stock

During the year ended December 31, 2002, the Company issued 1,500,000 shares of common stock, at a fair value of $0.04 per share, in connection with a two-year employment agreement. As a result, the Company recorded current charges of $22,500 and $0 for the nine months ended September 30, 2003 and 2002, respectively and also recorded a deferred employment expense of $25,625 as of September 30, 2003. The deferred employment expense is being amortized over the life of the agreement.

During the year ended December 31, 2002, the Company issued 900,000 shares of common stock, at a fair value of $0.06 per share, in connection with a nine-month promotional services agreement. As a result of the agreement, the Company recorded current charges of $19,500 and $16,500 for the nine months ended September 30, 2003 and 2002, respectively.

During the year ended December 31, 2002, the Company issued 700,000 shares of common stock, at fair values ranging from $.06 to $.09 and lives ranging between 12 and 15 months. As a result of these agreements, the Company recorded a current charge of $50,026 during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company issued 1,800,000 shares of common stock, at fair values ranging from $.06 to $.12 and lives ranging between 12 months and 18 months. As a result of these agreements, the Company recorded current charges of $60,219 during the nine months ended September 30, 2003. The Company also recorded deferred consulting expense of $65,781 as of September 30, 2003. The deferred promotional services are being amortized over the life of the agreement.

(B) Preferred Stock

There are 8 shares of preferred stock issued and outstanding as of September 30, 2003.

During the year ended December 31, 2002, the Company issued one share each of three series of preferred stock (Series A, Series D, and Series F) to acquire three real estate properties from a land development company, the "Seller". Series C and E are being held in a pending status by the Company until matters related to this stock are resolved with the Seller due to a default by the Seller under the agreement.

The property related to the Series C Preferred Stock had a prior loan of $300,000, which was in default at the time the property was transferred to the Company. On April 9, 2003, the Company assumed this loan after it was brought current by paying the back debt service, taxes and related costs. An outside investor agreed to provide the funds to cure the loan, and for some other predevelopment expenses, in return for a 50% share of the profits on this property. The Company intends to reconsider the consideration to the Seller under the terms of Series C Preferred Stock as a result of the unexpected default on the loan, the fact that funds expected to be available for debt service and other expenses were not available, and the additional costs to cure the default, as well as other matters. Accordingly, the Company has accrued $300,000 in liabilities related to the land acquisition in the accompanying balance sheets as of September 30, 2003 and December 31, 2002. The Company expects to adjust the compensation due to the Seller for this property under Series C to reflect the increased costs incurred by the Company to cure default on the loan on this property. The amount of the adjustment cannot be determined until there is a final settlement with the Seller.

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

As of September 30, 2003, the Series A through F Preferred Stock was valued as follows:

Series A    $    4,600,000
Series C           100,000
Series D           600,000
Series E           425,000
Series F            70,000

            $    5,795,000

During October 2002, the Company also issued two shares of Series G Preferred Stock, for $30,000 cash (the "Face Amount") each or $60,000 in the aggregate. The face amount of the Series G Preferred Stock shall be returned 12 months, the "Term", from the date on which the funds to purchase the Series G Preferred Stock are released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term.

On July 7, 2003, the Company issued one share of Series H Preferred Stock ("Series H"), for $150,000 cash (the "Face Amount"). The Face Amount of the Series H shall be returned 12 months, the "Term", from the date on which the funds to purchase the Series H are released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. Since the Series H Preferred Stock was issued after May 31, 2003 and the face amount is returnable to the purchaser in twelve months, Under FASB No. 150 this financial instrument has been classified as a current liability.

The Series A through H Preferred Stock have the following features:

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

Each share of the Series G and H Preferred Stock is convertible into restricted common stock of the Company at any time during the Term, unless redeemed by Company prior to the Purchasers written notice to the Company. The Conversion Price is $0.25 and $0.07 per share, respectively, adjusted for any stock split.

Voting

The holders of the Series A through H Preferred Stock are not entitled to voting rights.

Dividends

The holders of the Series A through F Preferred Stock do not have rights to dividends.
The holder of a Series G Preferred Stock is entitled to a 10% dividend on the Face Amount, payable as follows. One Thousand Five Hundred Dollars ($1,500) was paid from the proceeds of the Preferred Stock sale and that same amount was paid six months later. In the event the principal is not returned in 12 months, a 10% annual dividend will continue to accrue until the principal is paid in full.

The holder of a Series G Preferred Stock will also receive 10% of the Face Amount of the Series G Preferred Stock at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "10% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.25 per share (240,000 shares in the aggregate for the series, $60,000 in the aggregate divided by $0.25 per share). In the event the principal is not returned in 12 months, a 10% Kicker will continue to accrue on an annual basis until the principal is paid (See Note 5).

The holder of a Series H Preferred Stock is entitled to a 13% dividend on the Face Amount, or One Thousand Six Hundred and Twenty Five Dollars ($1,625) per month in arrears. In the event the principal is not returned in 12 months, a 13% annual dividend will continue to accrue until the principal is paid in full.
 The holder will also receive 7% of the Face Amount of the preferred stock at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "7% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.07 per share. In the event the principal is not returned in 12 months, a 7% Kicker will continue to accrue on an annual basis until the principal is paid.

For the nine months ended September 30, 2003, $4,625 of preferred dividends had been paid and $4,750 had been accrued and is included in accrued expenses.

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

The Series G and H Preferred Stock do not have any liquidation preferences.

Redemption

There are no redemption rights to the Series A through F Preferred Stock.

The Company may redeem the Series G Preferred at any time during the Term upon providing written notice to Purchaser at the address of Purchaser as shown in the books and records of the Company. In the notice the Company will set a Record Date for redemption. On the Record Date the Purchaser will receive the Face Amount, any dividend owing and a portion of the 10% Kicker due at the end of the Term prorated to the Record Date (See Note 5).

NOTE 3    MORTGAGE PAYABLE

On March 20, 2003, the Company entered into two new mortgages related to two commercial properties, which the Company owns and is developing. The total value of the mortgages of $405,000, with an interest rate of 14% and a due date in 2005, is included in long-term liabilities in the accompanying balance sheets. Related to the new mortgages, the Company received $92,265 in cash. A portion of the new mortgages, in the amount of $255,000, was paid directly by the mortgage provider to satisfy the liens related to the land and $12,993 was capitalized as additional land costs. Loan costs, in the amount of $44,742 were incurred related to the new mortgages, which are being amortized over the life of the loans. Amortization of loan costs for the period ended September 30, 2003 was $13,051.

NOTE 4    GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company has accumulated losses from inception of $2,170,660, a current negative cash flow from operations of $276,654 and a working capital deficiency of $725,470. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions. As a result of this funding, the Company expects to be able to continue its operations with the expectation of earning operating revenues and preserving its asset base.

NOTE 5    SUBSEQUENT EVENTS

During October 2003, the Company renewed the two shares of Series G Preferred Stock for an additional twelve-month term. In conjunction with the end of the original term, the Company will pay a "10% kicker" in the form of restricted common stock.

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION:

INTRODUCTION

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

WORLD QUALIFIES TO DO BUSINESS IN CALIFORNIA

During this period World Associates, Inc. was qualified to do business in California. It is anticipated that the corporate office will soon me moved to California. The holding company does not require significant office space.

BUILDING A STRONG BASE FOR OPERATIONS

Management is concentrating on the Infill Housing Program as a means of establishing a strong cash flow and income that will provide a base for operations during 2004. Superior currently has more that 100 lots it owns or controls. In addition, the Company has commitments from several investors for funding to purchase additional land. Based on those facts, it is possible to build approximately 100-120 homes next year. That could produce approximately $30 million dollars in revenue, based on the price range of the homes, and approximately $4.5 to $5 million in net earnings. The Infill Housing Program is discussed in more detail in the Company's most recent 10-KSB.

NEW FINANCIAL COMMITMENTS

The Company has attracted new investment in support of the Infill Housing Program. Most of the funding comes investors who agreed to purchase land in return for a participation in profits when Superior develops the property. The Company's recent agreement with Infill Housing LLC raised $750,000 for investments in land and a related entity is investing an additional $250,000.

White Kersey, LLC is also making funds available to acquire land for factory built housing. That includes 15 lots in Yucaipa and others. Superior expects White Kersey will invest $500,000 before year-end and another $500,000 in the first quarter of next year.

LIQUIDITY AND WORKING CAPITAL:

To date, the Company has sold its restricted common stock, its preferred stock, and it has relied on loans from its principal shareholders to obtain funds for working capital and investment. The Company must raise additional working capital in the future through the sale of its restricted stock, by selling its preferred stock or through the refinance of its assets to finance operations until it becomes cash flow positive which is expected some time in the first quarter of 2004. If Superior is to generate sales in the $30 million range from homes in the Infill Housing Program it will require $300,000 in additional working capital to ramp up it operations. If that is not forthcoming the pace of the Infill Program will slow. The first six homes in the Program are already listed with Cherry Valley Real Estate, in Cherry Valley, California while they are being built.

COMPANY LICENSES:

Superior organizing itself to have the following licenses in the State of California.

California Real Estate Brokers License:   in process
California Contractors License:           preparing to submit application
Mobile Home Dealers License:              applied for

Mobile Home Appraisers License:                  Robert E. O'Leary
Real Estate Broker:                              Robert E. O'Leary
                                                 Randall Prouty

LAND BUSINESS UPDATE

Superior intends to acquire interests in real property and add to its value by doing the feasibility, predevelopment and entitlement work. This area of business is expected to develop further once the Infill Housing Program is fully established. In the meantime, what follows are some updates on projects that are already underway;

I-5 CITY JOINT VENTURE:

After meeting with county planning officials Superior is confident that the density it projected for this site in the previous 10QSB is feasible. In fact, the county will consider greater than three units per acre for the residential land so Superior's estimate of value seems conservative. There is still significant work to be done. Prior to submitting a complete plan to the county for approval the joint venture will likely have to do an environmental study, reach agreements to provide water, among other things. Superior is in the process of working through the issues so a plan of development along with a detailed cost estimate can be finalized.

YUCCA VALLEY PROPERTY:

This property is available for sale. It is a fully approved parcel that is attractive to the development community. Superior is currently in negotiations with an interested buyer.

LAKE BERRYESSA:

The due diligence period under the contract that Superior had has ended. Negotiations continue with the seller to finalize a plan of development for the property that will allow the parties to proceed with the project.

REAL ESTATE MARKET CONDITIONS IN CALIFORNIA

Recently World Associates, Inc. released its "CALIFORNIA HOUSING MARKET REPORT," to present information on the market conditions that affect its business. That same report follows:

"WORLD ASSOCIATES, INC.'S CALIFORNIA HOUSING MARKET REPORT"

The sharp appreciation in the value of homes shows no signs of letting up in Southern California where Superior is most active. In August the median price of a home in the state's six southernmost counties reached an all-time high of $350,560. According to the California Association of Realtors (CAR) that figure represents a spike of nearly 20% in home values over the past year. Meanwhile, sales volumes are the highest they've been in 15 years, with 34,437 homes selling in Southern California in the month of August alone.

It's not just high demand that's driving prices through the roof. As California's population continues to climb, the state's decades-old housing shortfall has reached critical levels. Across the state, existing housing supplies are being absorbed at what some see as alarming rates, and new construction is not keeping pace.

The state Department of Finance projects California's population will likely reach 45.5 million by 2020. Based on those numbers, the state's Department of Housing & Community Development (HCD) calculated in its most recent policy review, the 1997 "Raising the Roof" report, that 220,000 to 250,000 new homes need to be built annually in order to keep pace with growth. Even HCD's best-case scenario for the years ahead calls for 190,000 new housing units annually. Yet according to research conducted by Western City magazine, housing permits issued since that time show a downward trend in new construction, averaging only about 100,000 annually. Even in the boom year of 2000, just 150,000 new houses went up.

The numbers, planners say, tell only half the story. Making matters worse is the fact that what housing exists is too expensive for most Californians. According to the National Association of Realtors (NAR), California is home to nine of the country's 10 least affordable housing markets. "California did a lot when it came to creating new jobs in the 1990s and beyond," says HCD Director Julie Bornstein, "but we didn't do a good job of creating affordable housing." She estimates the state's affordable housing inventory is 600,000 to 1 million units shy of the mark. CAR's Housing Affordability Index, which measures the percentage of households that can afford a median-priced home, hovered around 30% for much of 2002 and sank to 26% by mid-2003.

This growing discrepancy between what homes cost and what would-be home-buyers can afford to pay is reflected in California's dismal rank of 49th of the 50 states in the percentage of residents who own their own homes, based on NAR data. Unless building patterns change, it's a trend that's likely to continue. According to the State's finance department's projections, a growing proportion of people moving to the state over the next 15 years are expected to be retired or in the 55-64 pre-retirement age bracket. By 2020, 26% of the state's total population will be over 55. Statistically, this is an age bracket prone to prefer home ownership to renting. But the spiraling cost of California real estate means that fewer and fewer of them will be able to afford a home of their own. "As employers and workers grapple with the higher cost of housing in California," says Robert A. Kleinhenz, CAR's senior economist, "the housing shortage could become a major economic hurdle for the state's long-term potential."

In an article written for Western City, State Senator Tom Torlakson (D-Antioch) blamed "inadequate planning and lopsided fiscal policies" for California's housing crisis. Sen. Torlakson set up a Housing & Land Use Working Group two years ago to develop a consensus on future "smart growth" policies. That group, whose members represent more than 30 interest groups and agencies, considers infill housing the most viable route to replenish the state's affordable housing stock. "Infill housing is the policy issue within the 'smart growth' framework where the most consensus might be achieved," Sen. Torlakson wrote. "By working together, we can achieve consensus and solutions and continue the high quality of life we treasure in California."

Meanwhile, the California Manufactured Housing Institute (CMHI) advocates factory-built homes as a quick, low-cost way to increase supplies of affordable housing. CMHI reports more than 600,000 factory-built homes statewide house more than 1.4 million residents. Factory-built models, the institute reports, now account for about 7% of new single-family home inventory annually and more than 11% of all homes sold in the state. About 70% of these dwellings are in urban, suburban or rural neighborhoods, where they're indistinguishable from their site-built neighbors.


Further information on California's housing market can be found at: http://www.car.org/ http://www.nar.com/ http://www.hcd.ca.gov http://www.westerncity.com/ http://www.cmhi.com/

LOANS ON COMMERCIAL CORNERS IN ROSAMOND, CA

Superior is investigating the circumstances that relates to the two loans on commercial corners Superior owns in Rosamond, CA. When these properties were refinanced the proceeds Superior received were short from the amount expected (approximately $108,000) as stated on the closing statement for the transaction.
 The matter was never resolved and that affect the status of these loans. Superior has requested further information from the title company and others involved in the transaction to determine the reason for amount received (approximately $92,000).

ITEM 3.  CONTROLS AND PROCEDURES:

Management expects to revise and update it controls and procedures as operations accelerates. The Company has implemented an online real time accounting system and it will take other steps shortly anticipating that business activity will increase throughout next year.

PART II-OTHER INFORMATION

SAFE HARBOR NOTICE:

This filing contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934. Although the Company believes that the expectations reflected in such statements are reasonable, no assurances can be given that they will prove correct or without a material difference from what was indicated. The Company remains exposed to risk factors that include; general economic conditions; the terms for and the availability of financing or capital for development, specifically the requirement for an additional $300,000 or more in working capital; the availability of qualified personnel; a failure to comply with various governmental regulations; market competition; meeting time critical filing deadlines; title issues on real property, liability claims; the inability to get entitlements or approvals for real property; poor conditions for selling the Company's stock; and others. Statements made herein are not a guarantee of future corporate or stock performance. The Company does not update or revise its forward-looking statements even if it becomes clear projected results (expressed or implied) will not be realized.

ITEM 1.  LEGAL PROCEEDINGS

On August 1, 2003 the Company filed an 8-K to update the information regarding the lawsuit between the Company and Superior Development, Inc., a Third Party and Howard Palmer. Please refer to that filing for the detailed background on this case.

UPDATED INFORMATION ON LEGAL MATTERS PENDING:

After the Actions referred to in the above 8-K were filed, the Company and the Third Party entered into settlement negotiations which were finalized on the following basic terms:

- Two corrective deeds were recorded as of Sept 7, 2003 assured the ownership records indicate Superior Real Estate, Inc. as the owner of record for properties that was fraudulently transferred to the Third Party;

- The parties agreed to a method for settling certain judgments that affect both Heritage Gardens and property owned by Superior;

- All legal actions against the Third Party were dismissed and Superior agreed to take no further action against Third Party unless the settlement agreement is breached;

- The Third Party agreed not to deal with Palmer on properties owned by the Company;

- Each parties agreed the settlement does not restrict either parties from pursuing further action against SDI or Howard Palmer;

- One property, Heritage Gardens, associated with World Associates, Inc. Series B Preferred Stock, shall remain in the name of the Third Party as a part of the settlement.

The Company amended its complaint against Howard Palmer, SDI and others for; Quiet Title, Slander of Title, Intentional Interference with Prospective Economic Advantage, Negligent Interference with Prospective Economic Advantage, Unfair Competition, Breach of Contract, Fraud, For Possession of Personal Property, and to Remove Cloud on Title. The Company intends to pursue SDI and Palmer for damages. The defendants SDI and Howard Palmer have been served in the Kern County suit, but have not answered the complaint. The Company has filed an application with the court to have a default judgment entered against them in that action. The defendants have also been served in the San Bernardino County action and they filed and answer. That case will proceed to the discovery stage.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There was no preferred or common stock issued during the period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Associates, Inc.     November 17, 2003

/s/ Randall Prouty         President, Secretary, Director
/s/ Robert E. O'Leary      Director
/s/ Stephen Danner         Director

I,
Randall H. Prouty         President, Secretary, Director,
Robert E. O'Leary         Director
Stephen Danner            Director,
hereby certify that:

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

Executed November 17, 2003 by:
/s/ Randall H. Prouty                 President, Secretary, Director,
/s/ Robert E. O'Leary                 Ex. Vice President, Director
/s/ Stephen Danner                    Director