Form 10QSB/A
period 2003-09-30
WORLD ASSOCIATES INC/NV/
filed 2003-12-15
CIK 1092531

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

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                   AS ADOPTED PURSUANT TO SECTION 906 OF THE
                          SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Company on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Executed on behalf of World Associates, Inc. this 11th day of December, 2003.

/s/   Randall H. Prouty, President, Director

/s/   Robert E. O'Leary, Director

/s/   Steve Danner, Director