Form 10KSB
period 2003-12-31
WORLD ASSOCIATES INC/NV/
filed 2004-04-16
CIK 1092531

                            -----------------------
                           |OMB APPROVAL           |
                           |OMB Number:  3235-0420 |
                           |Expires: April 30, 2000|
                           |Aver. time: 192 hrs.   |
                            -----------------------

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 -------------
                                | FORM 10-KSB |
                                 -------------
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK $.001 PAR VALUE PER SHARE, LISTED: OTC: Bulletin Board PREFERRED STOCK $.001 PAR VALUE PER SHARE, LISTED: NONE

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

            ACCOUNTANT:                         SECURITIES COUNSEL:
    Weinberg & Company, P.A.                    Jack Halperin, Esq.
  6100 Glades Road, Suite 314               60 E. 42nd Street, Suite 565
    Boca Raton, Florida 33434                New York, New York 10165

COMPANY DETAILS

ANNUAL REVENUES:
The Company's revenues for its most recent fiscal year were:  $0.00

MARKET VALUE OF THE COMMON EQUITY HELD BY NONAFFILIATES IS:
As of April 9, 2004 the value of the common equity held by non-affiliates was:
$1,925,055

BANKRUPTCY:
The Company has NOT been involved in a bankruptcy proceeding during the past five years.

COMMON STOCK OUTSTANDING
On December 31, 2003 the Company had 78,967,500 shares of $0.001 par value common stock outstanding.

PREFERRED STOCK OUTSTANDING
There were eight shares of $.001 par value preferred stock issued and outstanding as of December 31, 2003. As follows:

Preferred Stock Series        Number of Shares Issued

Series A    One
Series B    One
Series C    One
Series D    One
Series E    One
Series F    One
Series G    Two
Series H    One

Subsequent to this filing Series A, B, C, E & F were cancelled.  (Please see
ITEM 3:  LEGAL PROCEEDINGS)

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents that are incorporated into and made a part of this 10KSB annual report by reference include the following: all the periodic filings or press releases made by the Company since it began reporting in January of 2000.

Transitional Small Business Disclosure Format (Check one):  Yes _X_  No__

                        SAFE HARBOR NOTICE TO INVESTORS:
This annual report on form 10-KSB, press releases and other Company filings or communications contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual filing are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements.

Readers are cautioned that forward-looking statements may differ materially from actual or projected results as a result of various risk factors, many of which are beyond the control of the Company. The Company remains exposed to risk factors some of which are discussed below or which may be included in other Company communications, press releases, and filings that include: general economic conditions; the terms for and the availability of financing or capital to support the growth and development of the enterprise without which the Company's operations may be threatened; the availability of qualified and ethical personnel; a failure to comply with various governmental regulations due to inadvertent error or omission; the legal threat or uncertainty that results from legal actions or lawsuits, market competition; unanticipated cost overruns, meeting time critical filing or other deadlines with the SEC or other governmental agencies; undiscovered title or other issues that affect real property the Company is involved with in an adverse way; liability claims; the inability to obtain entitlements or approvals for real property or the inability to obtain same in a timely fashion; poor conditions for selling the Company's stock; not being adequately insured or the high cost of insurance and others. Statements made herein are not a guarantee of future corporate or stock performance.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing or other Company communications. Finally, readers are urged to carefully review and consider the various disclosures made by the Company in this annual filing and other communications.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS; BUSINESS DEVELOPMENT SINCE INCEPTION:

Historical Summary:

World Associates, Inc. (the "Company") was incorporated on June 19, 1990, under the name of American Long Distance Services, Inc. The Company's initial Directors and Officers were Landa Friedman and Barry Friedman. They resigned their positions as Officers and Directors in August of 1991 and Paul W. Andre,
M. Paula Rowe, and Sandra J. Andre were elected as Directors and Officers. In August of 1990, the Board changed the Company's name to LA Associates, Inc. and
on October 19, 1998 it was changed again to LA Investment Associates, Inc.   The
Company made a request to have its stock quoted on the NQB Pink Sheets that was approved by the NASD in January of 1999. The stock initially traded under the symbol LAIV. Paul W. Andre, Paula Rowe and Sandra Andre resigned any positions they had as Officers and Directors of the Company in May of 1999. The Company had no business operations of any kind during this time and its sole asset was its status as a public company.

In May of 1999 Randall Prouty, together with other investors, purchased control of the Company. He was the largest single investor and the controlling shareholder. He also became the Chief Executive Officer of the Company. There were two other members elected to the Board of Directors on December 1, 2001:
Jon Litchman, Esquire, (who resigned in April of 2002 due to other commitments) and Stephen Danner, C.P.A., who still serves. The Company, at the Board's direction, began to investigate, and where warranted, enter into negotiations to acquire a suitable target company or business opportunity.

Company Files With the SEC to be a Fully Reporting Public Company:

The Company filed a Form 10SB with the SEC in November of 1999 and was cleared as a reporting public company by the SEC in January of 2000. Since January of 2000 the Company has made regular periodic filings as required by the Securities and Exchange Act.

In September of 2000, the Company changed its name to World Associates, Inc. and began trading under the symbol WAIV.

Real Property Acquisitions:

In May of 2002, the Company formed a new wholly owned subsidiary, Superior Real Estate Inc. a Nevada corporation, ("Superior"), to receive real property it acquired in exchange for its preferred stock. That transaction represented a milestone for the Company and it marked the beginning of its transition from a development stage into an enterprise with full-scale operations in the real estate field. Complete details on the above transactions can be found in the Annual Report filed on Form 10KSB in April of 2003 which covers the period of the transactions during 2002.

The Business of Issuer:

The Company is engaged in the real estate business through its wholly owned subsidiary, Superior Real Estate, Inc. ("Superior"). World Associates, Inc. functions as a holding company for Superior. The Company will consider other investments to complement Superior's business in the future, but its current priority is developing the real property Superior acquired. This includes property for homes that are part of the Company's Infill Housing Program and land it acquired as part of its land development business. Infill housing, using factory-built homes in an affordable range, and land development are the two primary businesses in which Superior is engaged in developing.

Infill Housing and Land Development:

The first area of concentration is developing newly designed factory-built home projects in an affordable price range. The second is the land development business. That is the business of investing in raw land and then getting it entitled or approved for development by local municipalities or counties, thereby adding significantly to its value.

Superior Real Property Assets and Real Property Interests:

The Company has acquired various real estate assets, in addition to other real property interests, primarily joint venture interests, where Superior is designated as the primary developer of a subject property. Superior owns several parcels of land for development. The largest is 80 acres in Rosamond, CA that can potentially be developed for 450 homes. Superior also owns a project known as Vista Valley in Yucca Valley, CA that is planned for 96 multi-family units and various interests in other lots on infill locations in Beaumont, Yucaipa, Quail Valley, Menifee, and Llano California. These are generally lots purchased in cooperation with investors who share in a portion of the profit when the home is developed and the property is sold.

Superior will not focus on office, retail or larger commercial investments at this time. Rather, the Company will pursue investments that include housing projects using factory-built homes in an affordable range and land development, or opportunities that support those efforts.

Factory-Built Housing:

Superior concentrates on factory built housing projects that are affordable, using designs with real curb appeal and which are financed using conventional home loans. The use of factory-built units can simplify the development process. Superior is working on its own line of Superior branded home designs and designs for a prototype community. A "Superior Community" will center on a lifestyle amenity, for example a golf, water or equestrian theme. Superior's homes will be offered with appealing interior and exterior features and each will have a ten-year warranty.

One good source of independent information about manufactured housing is the Manufactured Housing Institute, a non-profit organization whose purpose is to provide information and education about manufactured housing topics. They can be reached on the web at:
http://www.manufacturedhousing.org

Land Development:

The second market the Company plans to focus on is land development. This process includes planning a site for development and obtaining the entitlements and approvals that are required before selling it to homeowners, builders or investors. The profit in many real estate transactions often starts with the land due to appreciation, entitlement efforts, demographic pressure, etc., rather than a profit made during construction or later while managing property.


The main method for value creation in the land development business is to plan and process raw land so that it is approved for development by local municipalities or counties, thereby adding significantly to its value. A land investor need not deal with construction, lease-up and rental, long sellout periods, subcontractors and more. The Company believes that developing land entails fewer risks than other construction-heavy development. When land is purchased un-leveraged (without any loan or financing) the carrying risk is diminished allowing the investor to weather most downturns. Purchasing land without leverage is the Company's strong preference where it is practical.

In California, the primary market the Company is focused on at this time, many sub-markets are virtually out of fully entitled residential land. Builders in California generally buy entitled land so they can save time and carrying costs.
 Superior owns some sites that it is processing with local municipalities so they can be finally developed.

The Effect of Government Regulation:

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

Entitlements can be defined as the approvals that are required by the local county and/or city in which real property is located. All of the property the Company owns is affected by such regulations. In general, it is Superior's policy not to take "entitlement" risk to the extent possible. In other words, the Company will not usually attempt to approve land for uses that are not in conformity with the local municipality's intended plan for the area.

Processing the entitlements on a piece of land is one way to add to its value. It is a process the Company deals with daily as it processes the entitlements for land it owns, or when it considers parcels for purchase or development.

Employees:

The day-to-day affairs of the Company are managed by a management team consisting of Randall Prouty, (President of the Company and the current President of Superior), LeRoy West (Mr. West accepted a position as Vice President of Superior in March of 2004) and the Company's corporate counsel, Wil Roche. Mr. West will play a key role in Superior's day-to-day management supervising development operations. He was also recently elected to the Board of Directors. There are other investor shareholders that are playing a key role in supporting the Company during this time.

There are six other staff members engaged in project management, due diligence, accounting, shareholder relations, public relations and marketing functions. Several staff members are shareholders that are contributing their efforts as sweat equity to reduce overheads during the development stage. The Company is also using other outside contractors on a project basis to perform civil engineering, site planning, construction and other property development tasks, as is common in the real estate industry.

ITEM 2. DESCRIPTION OF PROPERTY:

Property Name    Owner on Title    Book Value

MIRACLE LAKE    Superior Real Estate, Inc.     $4,603,000

Miracle Lake is an 80-acre site just off of the Avenue "A" along Interstate 14 in Rosamond, California in the area of Edwards Air Force Base. The property is currently vacant land that is being planned as a residential community with more than 400 units. Superior intends to use factory-built homes located on permanent foundations in the development. The community will offer an affordable product targeted toward seniors. There is a current appraisal on the property "As-Is" for $5,000,000 as of February of 2004. This project is still in the planning and entitlement stage. That will take several months to complete.

Superior has evidence that there are significant water resources under this site. In the past water was pumped from a deep-water aquifer to create a small lake. Superior has considered developing the water resource alone and/or using it to provide a water amenity for the proposed community. The property is located in the desert where that approach would be appreciated. The homes are expected to be attractive one story single-family homes with approximately 1,500 square feet and a two-car garage. If the sale price for the homes is $175,000 per unit, Miracle Lake has the potential to produce more than $60 Million in revenue over a four-year period. The property is located in an area that is expanding outward from Los Angeles. The area has seen a significant increase in activity recently as buyers are moving further into desert areas in search of economically priced land and homes.

The Miracle Lake property is subject to infrastructure bonds issued by the Rosamond Community Services District (the "District"). It is unclear how these bonds will be resolved at this time. The District has not established a clear policy for resolving them. Superior expects a plan will be adopted at some point. As, if and when a clear plan is adopted that requires it to do so, Superior will record a lien related to the bonds against the property on its books. The bonds may simply be passed through on a pro rata basis to the end buyers of properties in the development as is common with other bond issues of this type.

Property Name    Owner on Title    Book Value

VALLEY VISTA    Superior Real Estate, Inc.        $422,845

Valley Vista is an 8.88-acre piece of land with a tentative tract map for 96 multi-family units located in Yucca Valley, California. These units may be rented or sold as condominiums. There should be a completed tract map complete for the property in the next several months. The product for this development includes two and three bedroom units ranging from 900 square feet to 1200 square feet.

Superior has an appraisal for this land showing it worth $700,000 and it has had offers on the property for more than that. The project has a loan of $300,000 against it. Valley Vista is located in Yucca Valley, California where they are experiencing a long period of sustained growth. This property is subject to the terms of a joint venture wherein the investors are entitled to one half of the profits.

Industrial Property:

Superior owns a property consisting of 12.5 acres in Rosamond, California that it refers to as the industrial property. The property was acquired with the Company's Series F Preferred Stock (see ITEM 3. LEGAL PROCEDINGS for relevant details on the status of the Series F stock.) This site is being held for future development. It is carried on the books at a value of $70,000.

Infill Housing Projects:

These are joint ventures where the Company is providing financing and development expertise and partners are supplying investment capital for a portion of the profits.

Project    Units    Type

Infill Funding Projects    Four    Single family from $200,000 to $350,000
DMJ Properties, Inc.     Seven    Single family from $260,000 to $350,000
Morrissey JV    One    Single family $350,000 range
Sierra Estates JV    Four    Single Family $350,000 to $400,000
Davenport JV    Four    Single Family $350,000 to $420,000
Antelope Valley    Three    Single Family $250,000 to $300,000

Fairmont Estates:

This is a joint venture related to a 115-acre property located in Beaumont, California. The site is being planned for a 70 unit housing community. This property has a cash reserve set up to pay for predevelopment expenses. (Please see LEGAL PROCEEDINGS for other information related to this project.)

I-5 City Joint Venture:

This is a joint venture involving a 775-acre site situated at a key intersection in California located at I-5 and Route 152 in Los Banos, CA, just east of the Silicon Valley area. The site is zoned highway commercial, but a portion is likely to be developed for residential. This is a land development project that has great potential, but it may not be viable unless key issues are resolved include the availability of utilities, timing issues and others problems.

ITEM 3. LEGAL PROCEEDINGS:

On or about April 23, 2003, Superior Real Estate, Inc. (a wholly owned subsidiary of the Company, "Superior"), filed legal actions against Superior Development, Inc., ("SDI"), Howard Palmer, a Third Party and others. That action was first reported in the Company's first quarter 10Q filed in 2003. A settlement was reached with the Third Party and those details were reported in an 8-K filing on August 1, 2003. After the settlement with the Third Party the Company amended its complaint against SDI, Howard Palmer and others and proceeded against them for damages.

In February 2004, the Company and Superior settled the litigation with SDI and Palmer. Under the terms of the settlement the Company's Preferred Stock Series A, B, C, E, & F with a total face value of $7,400,000 was returned to the Company and cancelled, and the Company and Superior issued a joint obligation promissory note to SDI in the amount of $100,000, payable with interest at the rate of $5,000 per month. (The cancelled stock was issued as consideration for various real properties acquired by Superior from SDI in July 2002. Details of these transactions can be found in the Company's annual 10K filed in April of 2003.)

After due consideration the Company has concluded that a one-time adjustment should be made that reflects an accounting gain from the settlement. It will show the gain as accounting income to Superior under GAAP and it will be reflected as such in the Company's consolidated financial statements for the first quarter of 2004. The amount of the gain is estimated to be $4,970,000. (Note: The Company does not expect the accounting gain realized as a result of the settlement to have to be recognized for income tax purposes under Internal Revenue Code Section 108(e) (5), which excludes this type of purchase-money debt reduction from income and treats it as a price reduction. The effect of this "price reduction" will be to reduce the Company's basis in these assets to the reduced price. The built-in gain will have to be recognized in the future when the assets are sold in a tax-recognition transaction.)

New Legal Action:

In or about October 2002, Superior acquired from Robert E. O'Leary (and/or various O'Leary-related entities which Mr. O'Leary owned or controlled) an interest in a joint venture called Beaumont Route 79, which involves the development of a 115-acre parcel of real property in Riverside County known as Fairmont Estates, in exchange for the issuance of Company stock. This transaction was described in the Company's 10KSB filed April 15, 2003.

In late February 2004, one of the joint venture partners filed suit against various defendants, including Mr. O'Leary and entities in which Mr. O'Leary owns an interest and/or controls that were formerly and/or are currently involved in the joint venture. The Company and Superior were also named as defendants. The Company and Superior have not yet filed any responsive pleadings in the action. On request of the Company and Superior, the plaintiffs agreed to extend the time the defendants (including the Company and Superior) have to file responsive pleadings, in order give the parties time to informally address the plaintiffs' underlying concerns and explore the possibility of settling the matter without litigation. The Company and Superior have undertaken an internal investigation of the allegations in the complaint and related matters, which is on-going at the present time. Based on information currently available, the Company believes that neither it nor Superior has done anything improper in connection with the joint venture, and the Company hopes to be able to settle the suit in the near future

Other Relevant Matters - Possible Legal Action:

Robert O'Leary became President of Superior in July of 2002 following the Company's acquisition, in July 2002, of various real estate assets owned by Superior Development, Inc. with which Mr. O'Leary was then affiliated. (These acquisitions were discussed in the Company's 10KSB filed in April of 2003.) At the time Mr. O'Leary became President of Superior, he also became a director of the Company and one of its major shareholders. A total of 26,500,000 shares of the Company's common stock were issued to Mr. O'Leary at or about that time in exchange for services and the transfer of certain real estate joint venture interests that Mr. O'Leary represented that he owned or were owned by entities in which he had an interest and/or controlled. (This stock issuance was discussed in the same 10KSB mentioned above.)

Disagreements have arisen between Mr. O'Leary and the Boards of Directors of the Company and Superior with regard to various matters, including issues related to the joint ventures, issues related to Mr. O'Leary's outside interests, and issues related to the performance of Mr. O'Leary's duties as President of Superior. The issues regarding the joint venture interests include concerns the Company has about the present value of those interests, the accuracy of the information Mr. O'Leary provided about them, their viability and status (and the value, viability and status of the underlying properties) at the time the joint venture interests were acquired in exchange for the Company's stock. The issues regarding Mr. O'Leary's outside interests involve concerns the Company has about the existence of potential or actual conflicts of interest, and the possible diversion of corporate opportunities and interests, to entities controlled by Mr. O'Leary or in which he has an interest.

The Company has initiated an internal investigation into the above-mentioned matters, which is on-going at the present time.

In light of the foregoing matters, and pending the outcome of the Company's on-going investigation, the Company's Board of Directors has taken several steps that it felt were necessary and in the best interests of the Company and its shareholders. First, the Company has removed Mr. O'Leary as President of Superior, effective as of April 1, 2004. Second, the Company has requested that Mr. O'Leary resign as a director of the Company. Third, with regard to the above-mentioned joint ventures, in accordance with what the Board of Directors understands to be proper accounting procedures, on its financial statements as of December 31, 2003, the Company has written down to zero the joint ventures it believes have no supportable current value and for which no reliable data has been provided by Mr. O'Leary in support of a higher valuation. Fourth, The Company has requested that Mr. O'Leary return the 25,000,000 shares of its common stock which the Company issued to him in exchange for the subject joint venture interests, including Fairmont Estates, the one referred to above under the heading "New Legal Action." In connection therewith, the Company has offered to re-assign its remaining interests in such joint ventures to Mr. O'Leary.

There is a disagreement between the Company and Mr. O'Leary as to the consideration for, and the terms on which the above-mentioned shares were issued to Mr. O'Leary. There are discussions underway between the Company and Mr. O'Leary regarding this matter in an effort to reach a negotiated settlement. There is no assurance what the outcome of those discussions with be.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

Stock Exchange Listing:

Company's common stock is listed on the OTC Bulletin Board and is quoted under the stock symbol "WAIV".

High and Low Bid and Ask Prices:

The following table sets forth the approximate high and low bid and ask quotations for the Company's Common Stock for the year ending December 2002 and 2003. These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

For the Year 2002
Quarter ended:               High Bid      Low Bid      High Ask      Low Ask

January 1, 2002 THRU          .10           .07           .15          .08
March 31, 2002

April 1, 2002 THRU            .12           .05           .14          .08
June 30, 2002

July 1, 2001 THRU             .13           .02           .18          .06
September 30, 2002

September 30, 2002 THRU       .085          .015          .135         .025
December 31, 2002

For the Year 2003
Quarter ended:              High Bid       Low Bid      High Ask      Low Ask

January 1, 2003 THRU          .19           .031          .20          .04
March 31, 2003

April 1, 2003 THRU            .09           .05           .11          .06
June 30, 2003

July 1, 2003 THRU             .09           .05           .09          .055
September 30, 2003

September 30, 2003 THRU       .16           .06           .17          .065
December 31, 2003

Recent Prices:

Jan 1, 2004 THRU              .095         .05            .12          .055
March 15, 2004

The closing high-bid and low-ask quotations for the Company's common stock on March 15, 2004 were $0.07 and $0.09, respectively.

Number of Stockholders: As of December 16, 2003, the Company had four hundred and sixty eight (468) stockholders of record.

Dividends: The Company paid $15,750 in dividends in connection with its Series G & H Preferred Stock during 2003.

The Company has not declared or paid dividends on its common stock since inception. The payment of dividends rests within the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other factors the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

World Associates, Inc. (World) is a holding Company that is investing in real estate through its wholly owned subsidiary Superior Real Estate, Inc. (Superior). A complete chronology of the events that lead to the Company's current status and an overview of the Company's business can be found above under "ITEM 1: DESCRIPTION OF BUSINESS". The following information should also be considered in the context of the Company's complete audited Financial Statements as herein presented.

Immediate Plans:

The Company and Superior have been working from an office at 8621 Bellanca Avenue, Suite 101, in Los Angeles. Superior plans to move to a new office in the San Fernando Valley area to be closer to the properties that Superior is developing in 2004 and 2005. This new office will become the home office for the Company and Superior. The Company has a modest overhead because inexpensive offices, carefully managed costs, and a committed staff. All staff members are committed to the corporate vision and goals and are working at reduced compensation or accepting stock in lieu of compensation while the Company builds its business.

Superior has assembled a development team of proven professionals to manage the growing Infill Housing business. This team currently has six staff members working in investor relations, property acquisition, property due diligence, civil engineering, site planning, project management, construction and vendor relations, project scheduling, accounting, marketing, shareholder relations and public relations. Our team is organizing management systems, project scheduling, project status reporting and job cost accounting systems, corporate and project filing systems, and an online project database and document store. A new property is entered into the system when we first identify it as a possible acquisition is carefully tracked on paper and online until the project is complete, home sold and profits distributed to joint venture partners. The online systems allow for easy sharing of information between team members and make it possible for the staff to track project progress, retrieve documents and be coordinated and effective from the office, home or jobsite.

Superior is also using outside contractors and vendors on a project basis to perform civil engineering, construction and other property development tasks.
We are building one team of engineers and contractors in Riverside County where we are currently constructing homes and a second team in the Palmdale Area where we are purchasing land and will begin building homes in the next few months.
On every project the Superior Staff is working to closely with engineers and contractors and developing methods and systems to be more efficient and lower costs.

Infill Housing Program:

The term 'infill housing' is used to describe lots or homes located in communities that are already well established. Infill projects consist of scattered lots that remain available in settled communities where there is strong demand and rising home prices. Building on infill locations is an alternative to building new subdivisions in outlying areas or in the path of growth, which is a more speculative approach.

Superior is engaged in a search to acquire other land for the Infill Housing Program. It currently has three additional lots under contract in the Antelope Valley and is considering others in the area. It is also working on acquiring other lots in Riverside County. It is Superior's intention to grow this Infill Housing program throughout the year in order to develop a regular turnover of several units per month.

The first two homes in the Program are nearing completion in Beaumont, California and there have already been several purchase offers. The market remains strong for these homes and they are projected to make a good profit. Superior expects to sell the first two homes in the second quarter. It has 23 more in the Infill Housing Program going through permitting and there is investment capital available to acquire other infill lots for the Program.

Liquidity and Working Capital:

To date the Company has obtained a credit line for $250,000 from one source and an additional $45,000 from another. These funds are being used to cover operating expenses and for working capital during the Company's development stage to add to other funds made available from the sale of its preferred stock.
 There is still a need for additional working capital to expand.

Superior is developing banking and other relationships and has to date been approved by three lenders that are supplying construction funds to build homes in the Infill Housing Program. As Superior's sales volume and track record improves it expects to expand these loan facilities and to lower its cost of funds throughout 2004. Superior also has a loan facility with a manufactured home distributor to finance the cost of a manufactured home through the development phase. This facility is sufficient to finance and carry four or five homes at this time through the development process.

Superior, the Company's operating subsidiary, contains land being developed into single-family homes in several areas in Riverside and Los Angeles Counties. The first homes are already listed for sale and there have been several purchase offers prior to being completed. Although no offers have been accepted to date, Superior expects to complete the house within 60 days and the current activity indicates they will sell rapidly. If that occurs it will mean the beginning of a revenue stream that results from developing the land Superior owns or controls through various joint ventures.

New Accounting Pronouncements:

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities' activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

The Company does not believe the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS:











                             WORLD ASSOCIATES, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

                     WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)






CONTENTS


PAGE      1      INDEPENDENT AUDITORS' REPORT

PAGE      2      CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND
                 DECEMBER 31, 2002

PAGE      3      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                 DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM
                 JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003

PAGES   4 - 9    CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
                 JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003

PAGES  10 - 12   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                 ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD
                 FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003

PAGES  13 - 23   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                 DECEMBER 31, 2003

                       INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
World Associates, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of World Associates, Inc. and Subsidiaries (the "Company") (a development stage company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from June 19, 1990 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from June 19, 1990 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has accumulated losses from inception of $2,382,880, a negative cash flow from operating activities of $352,182 and a working capital deficiency of $990,887. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans describing this matter is also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 9, 2004


                                           WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED BALANCE SHEETS
                                                            PAGE 1



ASSETS
------
                                                                                           December 31,    December 31,
                                                                                               2003              2002
                                                                                           -------------   -------------

CURRENT ASSETS
Cash                                                                                       $     150,187   $       54,515
Restricted cash                                                                                  162,385          249,153
Other current assets                                                                              87,739           15,760
                                                                                              ----------       ----------
     Total Current Assets                                                                        400,311          319,428
                                                                                              ----------       ----------

OTHER ASSETS
 Land                                                                                          5,677,595        8,000,000
 Investment in joint ventures                                                                    297,933        1,250,000
 Note receivable (net) - related party                                                            75,000           75,000
 Fixed assets (net)                                                                                6,702             -
                                                                                              ----------       ----------
     Total Other Assets                                                                        6,057,230        9,325,000
                                                                                              ----------       ----------

TOTAL ASSETS                                                                                $   6,457,54    $   9,644,428
                                                                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                                                   $    262,304     $      23,991
 Accrued payroll                                                                                 381,753             -
 Line of credit                                                                                  120,000             -
 Due to stockholder                                                                               14,756            27,929
 Liability for land development                                                                  162,385           249,153
 Liabilities related to land acquisition                                                         300,000           555,000
 Series H Preferred stock                                                                        150,000             -
                                                                                              ----------        ----------
     Total Current Liabilities                                                                 1,391,198           856,073
                                                                                              ----------        ----------
COMMITMENTS AND CONTINGENCIES







                                            WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                  CONSOLIDATED BALANCE SHEETS
                                                             PAGE 2


                                                                                           December 31,    December 31,
                                                                                               2003              2002
                                                                                           -------------   -------------
STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 5,000,000 shares authorized:
    Series A-F Preferred stock, 6 shares issued and outstanding in 2003 and 2002                      --                --
    Series G Preferred stock, 2 shares issued and outstanding in 2003 and 2002                        --                --
 Common stock, $.001 par value, 125,000,000 shares authorized, 78,967,500 issued
and outstanding in 2003 and 73,443,500 issued and outstanding in 2002                             78,967             73,443
 Additional paid in capital                                                                   10,455,243         10,130,711
 Accumulated deficit during development stage                                                 (2,382,880)       (1,298,148)
 Deferred stock-based compensation and services                                                  (57,920)         (117,651)
 Due from preferred stockholder (Series B and E)                                              (2,075,000)             -
 Common stock receivable (19,041,332 shares)                                                    (952,067)            -
     Total Stockholders' Equity                                                                5,066,343          8,788,355
                                                                                              ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $   6,457,541      $  9,644,428
                                                                                              ==========         ==========




                                           WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                            Cumulative From
                                                                                                             June 19, 1990
                                                                        Year Ended         Year Ended       (Inception) To
                                                                       December 31,       December 31,        December 31,
                                                                          2003               2002                 2003
                                                                      -------------     -------------        -------------
INCOME                                                               $           --    $           -     $

EXPENSES
 Professional fees                                                        295,252             177,513             587,135
 Other general and administrative                                         849,275             507,816           1,442,619
 Bad debts                                                                     -               30,172              55,172
                                                                        -------------     -------------     -------------
     Total Expenses                                                     1,144,527             715,501           2,084,926
                                                                        -------------     -------------     -------------

OTHER INCOME (EXPENSE)
    Gain on settlement of litigation                                      111,407                 -               111,407
    Gain on asset sales                                                       -                71,500              71,500
    Dividend and interest (expense) income, net                           (35,862)              8,660             (11,805)
    Net expenses incurred in connection with asset purchase                   -                  (379)            (70,306)
    Loss on investment security                                               -                -                 (380,000)
                                                                         -------------     -------------     -------------
     Total Other Income (Expense)                                           75,545             79,781            (279,204)
                                                                         -------------     -------------     -------------

NET LOSS                                                              $ (1,068,982)        $ (635,720)      $ (2,364,130)
                                                                         =============     =============     =============

 Preferred dividends                                                       (15,750)            (3,000)            (18,750)

NET LOSS TO COMMON SHAREHOLDERS                                       $ (1,084,732)        $ (638,720)      $  (2,382,880)

NET LOSS PER SHARE - BASIC AND DILUTED                                $       (.01)        $     (.01)
                                                                         =============     =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED                                                       76,959,275        50,107,737
                                                                         =============     =============


                                           WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                          PAGE 1


                                                                                                          Accumulated
                                                                                                            Deficit
                                                                         Additional                         During
                      Preferred Stock         Common Stock                Paid-In          Treasury       Development
                      Shares    Amount      Shares       Amount           Capital            Stock          Stage
                     --------   --------    ----------   --------        -----------       ---------     ----------
Common stock
 issued for cash           --   $     --       800,000   $    800        $     (700)       $      --     $     --

Common stock
 issued for cash           --         --     7,600,000      7,600            (6,650)              --            --

 Net loss for the
 year ended 1991           --         --            --         --                 --              --       (1,050)

January 1, 1992 -
 December 31, 1998         --         --            --         --                 --              --            --

Increase in
 paid-in capital           --         --            --         --              5,870              --            --

Common stock
 issued for cash           --         --    12,000,000     12,000            (9,000)              --            --

Common stock
 issued for services       --         --        40,000         40             19,960              --            --

Net loss for the
 year ended
December 31, 1999          --         --            --         --                 --              --       (19,179)
                     --------   --------    ----------   --------        -----------       ---------     ----------

Balance,
 December 31, 1999         --         --    20,440,000     20,440              9,480              --       (20,229)

Common stock
 issued for cash           --         --       656,000        656            163,344              --             --

Common stock
 subscribed                --         --    12,000,000     12,000             38,000              --             --

Stockholder loan
 applied to
  subscription             --         --            --         --                 --              --             --







                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                           PAGE 2


                                                                                                          Accumulated
                                                                                                            Deficit
                                                                         Additional                         During
                      Preferred Stock         Common Stock                Paid-In          Treasury       Development
                      Shares    Amount      Shares       Amount           Capital            Stock          Stage
                     --------   --------    ----------   --------        -----------       ---------     ----------

Common stock
 issued for services       --         --       200,000        200             18,800              --             --

Common stock
 issued for
  acquisition              --         --     4,000,000      4,000             376,000             --             --

Treasury stock
 acquired
  (5,000 shares)           --         --            --         --                  --         (7,500)            --

Net loss for the
 year ended
December 31, 2000          --         --            --         --                  --             --      (538,534)
                     --------   --------    ----------   --------        -----------       ---------     ----------




                                           WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                            PAGE 3




                                       Deffered Stock-Based            Subscription        Due From         Common Stock
                                           Compensation                   Note             Preferred        Receivable
                                           And Services                 Receivable        Stockholder                        Total
                                     --------------------          ----------------    -------------     --------------  ---------
Common stock
 issued for cash                       $      --                     $      --           $     --          $     --        $   100

Common stock
 issued for cash                               --                           --                 --                 --           950

Net loss for the
 year ended 1991                               --                            --                --                --         (1,050)

January 1, 1992 -
 December 31, 1998                             --                            --                --                --             --

Increase in
 paid-in capital                               --                            --                --                --          5,870

Common stock
 issued for cash                               --                            --                --                --          3,000

Common stock
 issued for services                           --                            --                --                --         20,000

Net loss for the year ended
December 31, 1999                              --                            --                --                --       (19,179)
                                      --------------------          ----------------    -------------     --------------   -------

Balance, December 31, 1999                     --                            --                --                --          9,691

Common stock
 issued for cash                               --                            --                --                --        164,000

Common stock
 subscribed                                    --                      (50,000)                --                --             --

Stockholder loan
 applied to subscription                       --                       25,000                 --                --         25,000






                                           WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                             PAGE 4




                                       Deffered Stock-Based            Subscription        Due From         Common Stock
                                           Compensation                   Note             Preferred        Receivable
                                           And Services                 Receivable        Stockholder                        Total
                                     --------------------          ----------------    -------------     --------------  ---------
Common stocK
 issued for services                   $      --                     $      --           $     --          $     --       $ 19,000

Common stock
 issued for acquisition                        --                           --                 --               --         380,000

Treasury stock
 acquired (5,000 shares)                       --                           --                 --               --          (7,500)

Net loss for the year ended
December 31, 2000                              --                           --                 --               --        (538,534)
                                       --------------------          ----------------    -------------     --------------  --------


                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                           PAGE 5


                                                                                                          Accumulated
                                                                                                            Deficit
                                                                         Additional                         During
                      Preferred Stock         Common Stock                Paid-In          Treasury       Development
                      Shares    Amount      Shares       Amount           Capital            Stock          Stage
                     --------   --------    ----------   --------        -----------       ---------     ----------
Balance,
 December 31, 2000         --   $   --      37,296,000   $ 37,296        $   605,624       $ (7,500)     $ (558,763)

Common stock
 issued for services       --       --         925,500        925             40,109             --               --

Common stock
 issued for cash           --       --         120,000        120             29,880             --               --

Stockholder loan
 applied to subscription   --       --              --         --                --              --               --

Net loss
 for the year ended
December 31, 2001          --       --              --         --                --              --         (100,665)

Balance,
 December 31, 2001         --       --      38,341,500     38,341           675,613          (7,500)        (659,428)

Common stock
 issued for services       --       --       6,502,000      6,502           502,698           7,500                --

Common stock
 issued for deferred
  consulting agreement     --       --       1,200,000      1,200           110,800              --                --

Common stock
 issued for deferred
  employment agreement     --       --       1,500,000      1,500            58,500              --                --





                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                           PAGE 6


                                                                                                          Accumulated
                                                                                                            Deficit
                                                                         Additional                         During
                      Preferred Stock         Common Stock                Paid-In          Treasury       Development
                      Shares    Amount      Shares       Amount           Capital            Stock          Stage
                     --------   --------    ----------   --------        -----------       ---------     ----------
Common stock
 issued for deferred
  promotions               --   $  --         900,000    $   900         $  53,100              --       $

Common stock
 issued for
  joint venture            --               25,000,000     25,000         1,225,000              --                --

Series A-F
 Preferred stock
  issued for
   land acquisition         6       --              --         --         7,445,000              --                --

Series G
preferred stock
 issued for cash            2       --              --         --            60,000              --                --

Preferred stock
 dividend                  --       --              --         --                --              --            (3,000)

Net loss for
 the year ended
December 31, 2002          --       --              --         --                --              --          (635,720)

Balance,
 December 31, 2002          8       --      73,443,500     73,443        10,130,711              --        (1,298,148)






                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                            PAGE 7


                                       Deffered Stock-Based            Subscription        Due From
                                           Compensation                   Note             Preferred        Common Stock
                                           And Services                 Receivable        Stockholder       Receivable       Total
                                       --------------------          ----------------    -------------     -------------- --------

Balance,
 December 31, 2000                     $                 --          $       (25,000)    $          --     $          --  $51,657

Common stock
 issued for services                                     --                        --               --                --   41,034

Common stock
 issued for cash                                         --                        --               --                --   30,000

Stockholder loan
 applied to subscription                                 --                    25,000               --                --   25,000

Net loss
 for the year ended
December 31, 2001                                        --                        --              --                 -- (100,665)
                                       --------------------          ----------------    -------------     --------------    -----
Balance,
 December 31, 2001                                       --                        --              --                 --    47,026

Common stock
 issued for services                                     --                        --              --                 --   516,700

Common stock
 issued for deferred
  consulting agreement                              (50,026)                       --              --                 --    61,974

Common stock
 issued for deferred
  employment agreement                              (48,125)                       --              --                 --    11,875

Common stock
 issued for deferred
  promotions                                        (19,500)                       --              --                 --    34,500





                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                          PAGE 8



                                       Deffered Stock-Based            Subscription        Due From
                                           Compensation                   Note             Preferred        Common Stock
                                           And Services                 Receivable        Stockholder       Receivable        Total
                                       --------------------          ----------------    -------------    --------------  ---------

Common stock
 issued for
  joint venture                                          --                        --              --                 --  1,250,000

 Series A-F Preferred stock
  issued for land acquisition                            --                        --              --                 --  7,445,000

Series G
 preferred stock
  issued for cash                                        --                        --              --                 --     60,000

Preferred stock dividend                                 --                        --              --                 --     (3,000)

Net loss for
 the year ended
December 31, 2002                                        --                        --               --                --  (635,720)
                                       --------------------          ----------------    -------------     -------------  ---------

Balance,
 December 31, 2002                                 (117,651)                       --               --                --  8,788,355









                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                            PAGE 9

                                                                                                          Accumulated
                                                                                                            Deficit
                                                                         Additional                         During
                      Preferred Stock         Common Stock                Paid-In          Treasury       Development
                      Shares    Amount      Shares       Amount           Capital            Stock          Stage
                     --------   --------    ----------   --------        -----------       ---------     ----------
Common stock
 issued for cash
 of $10,000 and
 services of $10,556       --   $      --     350,000    $    350        $    20,206       $      --     $        --

Common stock
 issued for services       --         --       75,000          75              4,925              --             --

Common stock
 issued for
  deferred consulting      --         --   1,500,000        1,500             88,500               --             --

Stock issued
 for promotional
  services                 --         --          --    2,650,000              2,650          140,850             --

Common stock
 issued for deferred
  promotions               --         --          --      300,000                300           35,700             --

Common stock
 issued for legal
  services                 --         --          --      25,000                 25            2,975              --

Due from
 preferred
  stockholders             --         --          --          --                 --               --              --

Amortization of
 deferred stock-based
  compensation
   and services            --         --          --           --                --               --              --

Preferred stock
 dividend                  --         --          --           --                --               --         (15,750)


                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                          PAGE 10


                                                                                                          Accumulated
                                                                                                            Deficit
                                                                         Additional                         During
                      Preferred Stock         Common Stock                Paid-In          Treasury       Development
                      Shares    Amount      Shares       Amount           Capital            Stock          Stage
                     --------   --------    ----------   --------        -----------       ---------     ----------

Common stock
 issued for conversion
 of advance                --   $      --    $ 500,000       500          $   19,500               --    $          --

Common stock
 issued for
  series G preferred
   stock dividend
    and rollover fee       --         --     100,000        100               5,900               --                --

Common stock
 issued for
  preferred stock kicker   --         --      24,000         24               5,976               --                --

Common stock
 due from stockholder      --         --          --         --                  --               --                --

Net loss for
 the year-ended
  December 31, 2003        --         --          --         --                  --               --        (1,068,982)
                     --------   --------    ----------   --------        -----------       ---------         ----------
BALANCE,
 DECEMBER 31, 2003          8  $      --    78,967,500  $  78,967       $ 10,455,243      $       --        $ (2,382,880)
                     ========   ========    ==========   ========        ===========       =========         ============


                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                          PAGE 11


                                       Deffered Stock-Based            Subscription        Due From
                                           Compensation                   Note             Preferred        Common Stock
                                           And Services                 Receivable        Stockholder       Receivable        Total
                                       --------------------          ----------------    -------------     -------------    -------
Common stock
 issued for cash
 of $10,000 and
 services of $10,556                 $                   --        $               --   $           --   $           --  $ 20,556

Common stock
 issued for services                                     --                        --               --               --     5,000

Common stock
 issued for
  deferred promotions                               (90,000)                       --               --               --        --

Stock issued
 for promotional
 services                                                --                        --               --               --   143,500

Common stock
 issued for deferre
  promotions                                        (36,000)                       --               --               --        --

Common stock
 issued for
  legal services                                         --                        --               --               --     3,000

Due from
 preferred stockholder                                   --                        --       (2,075,000)              -- (2,075,000)


                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 19, 1990 (INCEPTION) TO DECEMBER 31, 2003
                                                          PAGE 12


                                     Deffered Stock-Based         Subscription        Due From
                                         Compensation                Note             Preferred        Common Stock
                                         And Services              Receivable        Stockholder       Receivable       Total
                                     --------------------       ----------------    -------------     --------------    ------
Amortization of
 deferred stock-based
  compensation and services                     185,731                      --               --                 --    185,731

Preferred stock dividend                             --                      --               --                 --   (15,750)

Common stock
 issued for
  conversion of advance                              --                      --               --                 --    20,000

Common stock
 issued for
  preferred stock
   dividend and rollover fee                         --                      --               --                 --     6,000

Common stock
 issued for
 preferred stock kicker                              --                      --               --                 --     6,000

Common stock
 due from stockholder                                --                      --               --          (952,067)  (952,067)

Net loss for the
 year-ended December 31, 2003                        --                      --               --                --   (1,068,982)
                                     --------------------        ----------------    -------------     -------------- ----------
BALANCE,
 DECEMBER 31, 2003                  $          (57,920)           $            --     $ (2,075,000)      $  (952,067)  $ 5,066,343
                                    ====================          ================    ==============     =============  =========


                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           PAGE 1


                                                                                                            Cumulative From
                                                                                                             June 19, 1990
                                                                        Year Ended         Year Ended       (Inception) To
                                                                       December 31,       December 31,        December 31,
                                                                          2003               2002                 2003
                                                                      -------------     -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $   (1,068,982)   $     (635,720)     $     (2,364,130)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Amortization of loan costs                                                18,642                 --               18,642
 Bad debt expense                                                              --             30,172               55,172
 Gain on sale of assets                                                        --            (71,500)             (71,500)
 Loss on investment security                                                   --                 --              380,000
 Stock issued for services                                                162,056            516,700              738,790
 Amortization of deferred services                                        185,731            108,349              294,080
 Gain on cancellation of debt and return of property                     (111,407)                --             (111,407)
 Stock issued for 10% kicker on Series G                                    6,000                 --                6,000
 Stock issued for Series G rollover fee                                     3,000                 --                3,000
 Depreciation and amortization                                              1,632                 --                1,632
Changes in operating assets and liabilities:
Prepaid expenses                                                               --              6,674                   --
Other current assets                                                      (71,979)           (10,153)             (92,911)
Accounts payable and accrued liabilities                                  623,066             18,393              647,057
Due to stockholder                                                        (13,173)             6,255               64,756
Reserve for land development                                              (86,768)           249,153              162,385
                                                                      -------------     -------------        -------------
Total adjustments                                                         716,800             854,043           2,095,696
                                                                      -------------     -------------        -------------
Net (Used In) Cash Provided By Operating Activities                      (352,182)            218,323             (268,434)
                                                                      -------------     -------------        -------------



                                          WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           PAGE 2



                                                                                                            Cumulative From
                                                                                                             June 19, 1990
                                                                        Year Ended         Year Ended       (Inception) To
                                                                       December 31,       December 31,        December 31,
                                                                          2003               2002                 2003
                                                                      -------------     -------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash                                                            86,768            (249,153)            (162,385)
Proceeds from sale of inactive subsidiary                                      --               1,500                1,500
Due from stockholder                                                           --                  --              (25,000)
Loan receivable                                                                --                  --              (25,000)
Deposit on asset purchase                                                      --                  --               (5,000)
Land costs                                                                 (7,095)                 --               (7,095)
Purchase of fixed assets                                                   (8,334)                 --               (8,334)
                                                                      -------------     -------------        -------------
Net Cash Used In Investing Activities                                      71,339            (247,653)            (231,314)
                                                                      -------------     -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                                     --                 --                (7,500)
Dividend paid on preferred stock                                          (15,750)             (3,000)             (18,750)
Proceeds from issuance of preferred stock                                 150,000             60,000               210,000
Proceeds from issuance of common stock                                     10,000                 --               233,920
Proceeds from mortgage payable, net                                        92,265                 --                92,265
Proceeds from advances                                                     20,000                 --                20,000
Proceeds from line of credit                                              120,000                 --               120,000
                                                                      -------------     -------------        -------------


Net Cash Provided By Financing Activities                                 376,515             57,000               649,935
                                                                      -------------     -------------        -------------
NET INCREASE IN CASH                                                       95,672             27,670               150,187

CASH - BEGINNING OF PERIOD                                                 54,515             26,845                    --
                                                                      -------------     -------------        -------------
CASH - END OF PERIOD                                               $      150,187       $     54,515       $       150,187
                                                                      =============     =============        =============



                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    PAGE 3




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                        2003            2002
                                                   ----------       ----------
Interest paid                                    $      -          $      -
                                                   ==========       ==========
Income taxes paid                                $      -          $      -
                                                   ==========       ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2003, the Company issued 2,450,000 shares of common stock to various consultants for consulting agreements ranging from 12 months to 18 months, valued at approximately $177,000. The issuances will be amortized over the lives of the respective agreements.

During the year ended December 31, 2003, the Company acquired two mortgages payable in the aggregate amount of $405,000 for which loan costs in the amount of $44,742 were incurred. The Company received $92,265 in net cash proceeds from the mortgages and the remaining balance of $267,993 was used primarily to pay down liens related to the land. The two mortgages were cancelled December 12, 2003 and the related properties were given up. All related unamortized capitalized loan costs were written off. The Company realized a gain on the cancellation of the mortgages, return of the property and write off of all related capitalized costs of $111,407 during the year ended December 31, 2003, which is included in the consolidated statement of operations. The Series E Preferred Stock, in the amount of $425,000, was required to be returned to the Company and was subsequently cancelled in February 2004 (See Note 5(B) and 11).

During the year ended December 31, 2003, the Company finalized a legal settlement with an unrelated third party in which the Company lost land in the amount of $1,650,000. The Series B Preferred Stock was required to returned to the Company and as part of the overall settlement, the Series B Preferred Stock was returned and cancelled in February 2004 (See Note 11).

During the year ended December 31, 2003, the Company issued 500,000 shares of common stock to repay advances in the amount of $20,000.

During the year ended December 31, 2003, the Company issued 50,000 common shares to pay a Series G Preferred Stock Dividend in the amount of $3,000.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    PAGE 4




During the year ended December 31, 2002, the Company acquired land, having a fair value of $8,000,000, with attached liabilities of $555,000, in exchange for the issuance of preferred stock (See Note 5(B)). The Company also acquired a 50% interest in real estate joint ventures in exchange for 25,000,000 shares of common stock with a fair value of $1,250,000 (See Note 6).

The Company held 5,000 shares of treasury stock, acquired for $7,500 during the year ended December 31, 2001. During the year ended December 31, 2002, the Company issued the 5,000 shares of treasury stock for payment of services in the amount of $7,500.

During the year ended December 31, 2002, the Company received a note receivable, in the amount of $75,000, in connection with the sale of certain assets to a related party as described in Note 7, which resulted in a gain of $70,000, net of the original $5,000 asset purchase deposit.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 1



NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

World Associates, Inc. and Subsidiaries (a development stage company) (the "Company") was incorporated in Nevada on June 19, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

Beginning in January 2004, the Company commenced formal business operations relating to the development of homes on various lots. This and all other activity to date relates to the Company's formation and fund raising.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Superior Real Estate, Inc., ("Superior") as of December 31, 2003 and 2002. The consolidated financial statements prior to January 1, 2002 include the accounts of the Company and its wholly owned inactive subsidiary Astrospace International, Inc., ("Astrospace") formerly International Space and Technology, Inc., ("IST, Inc.").

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

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 2



(E) Investment in Joint Ventures

The Company accounts for its 50% joint venture interest in the development of certain real estate projects using the equity method.

(F) Land

Land is recorded at cost.

(G) Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2003, the Company determined that there were no long-lived assets that were impaired.

(H) Income Taxes

The Company accounts for income taxes under the FASB SFAS No. 109 "Accounting for income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

There was no current income tax expense due to the Company's operating loss. The deferred tax asset, of approximately $691,000, arising from the Company's net operating loss carryforwards and start-up costs of $2,033,000 at December 31, 2003 has been fully offset by a valuation allowance, due to the uncertainty of its recognition.

(I) Earnings (Loss) Per Share

Net loss per common share for the years ended December 31, 2003 and 2002 and for the period from June 19, 1990 (inception) to December 31, 2003 is computed based upon the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." There were no common stock equivalents outstanding as of December 31, 2003 and 2002.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 3


(J) Stock Based Compensation

The Company accounts for equity based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to equity-based compensation of consultants and other non-employees. The Company did not adopt the fair value method, in accordance with SFAS No.123, with respect to employee unit options. The Company accounts for employee unit options under the "intrinsic value" method in accordance with Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees". As of December 31, 2003, the Company has not issued any options to employees, thus having no impact on the accompanying financial statements.

(K) New Accounting Pronouncements

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 4


Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The Company does not believe the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

NOTE 2    LOAN RECEIVABLE

On May 12, 2000, the Company entered into a letter of intent with a Mexican corporation, whereby the Company provided financing in the form of loans totaling $25,000, as a means of financing their projects. The loan bears interest at 15% and is for a term of 48 months or as otherwise agreed upon by the parties. The loan is secured by a stock option which gives the Company the right to purchase 50% of the issued and outstanding shares of the Mexican corporation in exchange for 2,000,000 restricted common shares of the Company. As of December 31, 2003 and 2002, the Company has provided a full reserve against this loan receivable due to difficulties incurred in collection.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 5



NOTE 3  CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several banks. Each cash balance is insured by the FDIC up to $100,000. The Company had cash on deposit with a Minnesota bank and another bank where it maintained its operating accounts at December 31, 2003 that exceeded the balance insured by the FDIC in the amount of $66,300.

NOTE 4   DUE TO STOCKHOLDER

Due to stockholder relates to funds advanced to the Company and unreimbursed business expenses incurred by the stockholder, who is also an officer and director of the Company. The obligation is non-interest bearing and is due on demand.

NOTE 5   STOCKHOLDERS' EQUITY

(A) Common Stock

During the year ended December 31, 2003, the Company issued 2,950,000 shares of common stock, at fair values ranging from $.06 to $.12, for promotional services rendered. As a result of these services, the Company recorded charges of approximately $143,500 during the year ended December 31, 2003 and has deferred $36,000 which is being amortized over the service term. The Company has deferred promotional services aggregating $57,920 recorded for services not rendered as of December 31, 2003. These deferred services are expected to be rendered during fiscal year 2004.

During the year ended December 31, 2003, the Company issued 1,800,000 shares of common stock, at fair values ranging from $.04 to $.13, for professional and consulting services rendered during the year. As a result of these services, the Company recorded charges of approximately $109,500 during the year ended December 31, 2003 of which $90,000 has been deferred and is being amortized over the service term.

During the year ended December 31, 2003, the Company issued 500,000 shares of common stock to repay advances in the amount of $20,000.

During the year ended December 31, 2002, the Company issued 8,002,000 shares of common stock, at fair values ranging from $0.04 to $0.12 per share, as compensation for services rendered in connection with consulting services, legal fees, and administrative services. Included in this issuance are 1,500,000 shares of common stock that were subsequently rescinded and returned as the consulting service agreement in connection with this issuance was cancelled.
The net amount, of 6,502,000 shares issued, resulted in $516,700 of expense being recorded in the accompanying statements of operations for the year ended December 31, 2002.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 6


During the year ended December 31, 2002, the Company issued 1,200,000 shares of common stock, at fair values ranging from $0.06 to $0.15 per share, for services in connection with consulting agreements. As a result of these agreements, the Company recorded charges of $176,567 and $61,974 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, these deferred consulting service charges have been expensed.

During the year ended December 31, 2002, the Company issued 1,500,000 shares of common stock, at a fair value of $0.04 per share, in connection with a two-year employment agreement. As a result of the agreement, the Company recorded current charges of $30,000 and $11,875 for the years ended December 31, 2003 and 2002, respectively. The Company also recorded deferred employment compensation of $18,125 and $48,125 as of December 31, 2003 and 2002, respectively, as a result of the agreement. The deferred employment compensation is being amortized over the life of the agreement.

During the year ended December 31, 2002, the Company issued 900,000 shares of common stock, at a fair value of $0.06 per share, in connection with a nine-month promotional services agreement. As a result of the agreement, the Company recorded charges of $19,500 and $34,500 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, these deferred promotional services have been expensed.

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

(B) Preferred Stock

During the year ended December 31, 2002, the Company issued one share each of six series of preferred stock (Series A, Series B, Series C, Series D, Series E and Series F) to purchase real estate properties from a land development company, the "Seller".

During the year ended December 31, 2003, litigation was instituted by the Company against the Seller in relation to certain defaults in the real estate properties that were purchased with the following series of preferred stock:
Series A, Series B, Series C, Series E, and Series F.

In February 2004, the litigation in relation to the Series A Preferred Stock, having a value of $4,600,000, was settled, resulting in the Company being awarded the related land that was acquired and the Seller returned the Series A Preferred Stock back to the Company for cancellation (See Note 11).

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 7


In July 2003, the litigation in relation to the real estate property underlying the Series B Preferred Stock, having a value of $1,650,000, was settled, resulting in the loss of the land. The Series B Preferred Stock was cancelled as part of the overall settlement in February 2004 (See Note 11).

The property related to the Series C Preferred Stock, having a value of $400,000, had a prior loan of $300,000, which was in default at the time the property was transferred to the Company. On April 9, 2003, the Company assumed this loan after it was brought current by paying the back debt service, taxes and related costs. Accordingly, the Company has recorded a $300,000 liability related to the land acquisition in the accompanying balance sheets as of December 31, 2003 and 2002. The debt is secured by the related property. An outside investor agreed to provide the funds to cure the loan, and for some other predevelopment expenses, in return for a 50% share of the profits on this property. In February of 2004, the litigation relating to the Series C Preferred Stoc00k was settled and the Company was awarded the related land that was acquired and the Seller returned the Series C Preferred Stock back to the Company for cancellation (See Note 11).

The Series D Preferred Stock, having a value of $600,000, is still issued and outstanding as of December 31, 2003 and 2002.

The properties related to the Series E Preferred Stock, having a value of $680,000, consisting of two commercial corners, had loans totaling $255,000 when they were transferred under the Amended Agreement. This $255,000 was included in liabilities related to the land acquisition in the accompanying balance sheet as of December 31, 2002. However, these loans were also in default upon transfer. The Company reached an agreement with the lender, who acquired these commercial corners in a foreclosure due to the default, to repurchase these properties for the original loan amount plus costs in the event the Company succeeded in refinancing them. On March 20, 2003, the Company succeeded in refinancing the properties when a loan for $202,500 was placed on each of the two corner parcels, for an aggregate of $405,000 in total financing. These proceeds were sufficient to acquire the properties according to the agreement made with the lender and provided additional cash of $92,265. In December of 2003, the lender received the real estate property back in exchange for liquidation of the related debt, ultimately resulting in a gain of approximately $111,000. On a separate matter, in February 2004, as part of the overall settlement, the Series E Preferred Stock was returned for cancellation (See Note
11).

In February 2004, the litigation in relation to the Series F Preferred Stock, having a value of $70,000, was settled, resulting in the Company being awarded the related land that was acquired and the Seller returned the Series A Preferred Stock back to the Company for cancellation (See Note 11).

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 8


During October 2002, the Company also issued two shares of Series G Preferred Stock, for $30,000 cash (the "Face Amount") each or $60,000 in the aggregate. The face amount of the Series G Preferred Stock was required to be returned 12 months, the "Term", from the date on which the funds to purchase the Series G Preferred Stock were released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. During October 2003, the Company renewed the two shares of Series G Preferred Stock for an additional twelve-month term. In conjunction with the end of the original term, the Company paid a "10% kicker" in the form of restricted common stock.

On July 7, 2003, the Company issued one share of Series H Preferred Stock ("Series H"), for $150,000 cash (the "Face Amount"). The Face Amount of the Series H shall be returned 12 months, the "Term", from the date on which the funds to purchase the Series H are released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. Since the Series H Preferred Stock was issued after May 31, 2003 and the face amount is returnable to the purchaser in twelve months, under SFAS No. 150 this financial instrument has been classified as a current liability.

The Series D, G and H Preferred Stock have the following features:

Conversion

The Series D Preferred Stock is convertible into restricted common stock in the event that Superior merges with the Company. The number of restricted common stock shares in the Company will be equal to the Series D value divided by the average closing price on the Company's common stock during the last 10 trading days prior to the date of conversion. In the event a registration statement is prepared for Superior so that its shares can become publicly traded, the Series D Preferred Stock may, at the option of the Company, be converted into common stock shares of Superior and included in the registration statement. The number of common stock shares in Superior upon conversion will be equal to the Series D value divided by the offering price per share for those shares sold in the registration statement.

Each share of the Series G and H Preferred Stock is convertible into restricted common stock of the Company at any time during the Term, unless redeemed by Company prior to the Purchasers written notice to the Company. The Conversion Price is $0.25 and $0.07 per share, respectively, adjusted for any stock split.

Voting

The holders of the Series D, G and H Preferred Stock are not entitled to voting rights.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 9


Dividends

The holder of the Series D Preferred Stock does not have rights to dividends.

The holder of a Series G Preferred Stock is entitled to a 10% dividend on the Face Amount, payable as follows. One Thousand Five Hundred Dollars ($1,500) was paid from the proceeds of the Preferred Stock sale and that same amount was paid six months later. In the event the principal is not returned in 12 months, a 10% annual dividend will continue to accrue until the principal is paid in full. During October 2003, the Company issued 100,000 shares of common stock to pay the 10% dividend and 5% rollover fee when the Series G Preferred Stock was renewed for another 12 months.

The holder of a Series G Preferred Stock will also receive 10% of the Face Amount of the Series G Preferred Stock at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "10% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.25 per share (24,000 shares in the aggregate for the series, $6,000 in the aggregate divided by $0.25 per share). In the event the principal is not returned in 12 months, a 10% Kicker will continue to accrue on an annual basis until the principal is paid (See Note 5). During October 2003, the Company issued 24,000 shares of common stock related to the 10% Kicker at the agreed price per share of $0.25.

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

For the year ended December 31, 2003, $14,125 of preferred dividends had been paid in cash and common stock and $1,625 had been accrued and is included in accrued expenses.

Liquidation

In the event of liquidation of the Company, the holders of the Series D Preferred Stock are entitled to receive, in preference to the holders of common stock, an amount equal to 100% of the Series D value. This preference will only attach to Superior's assets and no other assets or stock of the Company. This preference will be subordinate to any commercial or institutional debt, debenture, or other security instrument that may provide financing to Superior or the Company.

The Series G and H Preferred Stock do not have any liquidation preferences.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 10



Redemption

There are no redemption rights to the Series D and H Preferred Stock.

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

NOTE 6   VENTURE AGREEMENT

During the year ended December 31, 2002, the Company issued 25,000,000 shares of its common stock to an individual, who later became the president of Superior, for a 50% joint venture interest in the development of certain real estate projects. The Company will recognize its 50% interest in any profits or losses after the real estate is sold. The fair market value of the stock issuance was $1,250,000 based upon the fair value of the 25,000,000 ($.05 per share on the grant date) shares of common stock issued, which the Company has recorded as an Investment in Joint Ventures on the accompanying balance sheet. As part of the agreement, the new president of Superior agreed to assign ownership in 7,500,000 shares of the Seller (See Note 5(B)) to the Company in order to eliminate any conflict of interest arising from the fact that the stockholder now represents the interests of the Company.

The joint ventures were arranged so that the respective property owners contributed property while Superior would contribute its real estate development expertise and other resources for financing and overseeing the project developments. The Company collected approximately $340,000 in restricted cash during the year ended December 31, 2002 as a deposit for land development related to one of the joint ventures. As of December 31, 2003 and 2002, the balance of approximately $162,000 and $249,000, respectively, remains as a current liability in the accompanying balance sheets.

As of December 31, 2003, all but one of the joint ventures have not progressed as the Company expected. The Company plans to pursue a course of action whereby it is currently requesting that the joint venture stockholder return the common stock shares that were issued in relation to its investment in the non-performing joint ventures. Therefore, the Company has reduced its investment in the joint ventures to $297,933, which represents the value of the remaining joint venture. There were 5,958,668 shares of common stock issued for this joint venture. The Company has recorded the value of the common stock (19,041,332 shares of common stock or $952,067) that it expects to receive back from the stockholder in relation to the failed joint ventures as a common stock receivable in the accompanying consolidated balance sheet and has reduced its investment in the joint venture by the same amount. The Company does not have a formal agreement in place to have the common stock returned to it and at the

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 11


time of this filing, the matter remains unresolved. Should the Company not receive the common stock back after pursuing all available actions, the Company will have to record a loss for the value of the unreturned common stock. The above mentioned restricted cash is related to this remaining joint venture.

NOTE 7   ASSET PURCHASE AGREEMENT

On August 11, 2000, a related company entered into an agreement to purchase the assets of a company in bankruptcy. The assets being purchased were items for disaster and emergency preparedness kits. The purchase price of $200,000 was to be paid with a $5,000 deposit upon signing of the asset purchase agreement, a proposed credit of $25,000 from the previous company that withdrew their offer to purchase these assets, and $170,000 was to be paid by November 20, 2000. The Company agreed to provide funds toward the purchase of these assets, to fund operational expenses and use its best efforts, along with the related company to raise funds to close the asset purchase and fund a plan of operations. The transaction was collateralized by 408,000 shares of the Company's stock, which was owned by several shareholders. The transaction to acquire the assets was finalized on December 12, 2001 at which time the related company made the winning bid in an auction style sale. As a result, the Company is no longer required to make additional payments under the terms of the original agreement. As of December 31, 2001, the Company had expended $74,927, of which $69,927 had been charged to operations and $5,000 has been recorded as a deposit on the asset purchase. The Company took an assignment of the related company's agreement to acquire the assets as security for this transaction. During the year ended December 31, 2002, the Company acquired and sold the assets and recorded a gain of $70,000 in relation to the sale of these assets. In relation to this sale, the Company was named as the secured party for a note due from a related party , to the Company for $75,000. The note was issued on April 1, 2002 at an interest rate of 8%, which shall accrue until the loan is repaid.
The original term of the note was 24 months. On January 25, 2004, the maturity date was extended another 12 months to April 1, 2005. The note is secured with 500,000 shares of the Company's common stock.

NOTE 8      LINE OF CREDIT

On December 9, 2003, the Company entered into a line of credit facility with several lenders in the amount of $250,000. The facility has a 10% simple interest rate and the funds are to be repaid as follows: (1) primary source: from Superior's operations at the rate of at least fifteen percent (15%) of its revenue from each real estate project sold and (2) secondary source: if World or Superior, or both, obtain a debt or equity facility from other investors, a portion of that investment will be used to pay off the credit facility. The full balance, plus accrued interest, will be due and payable on or before December 31, 2004. The balance on this line of credit at December 31, 2003 is $75,000 and is secured by a security interest in proceeds of projects of Superior Real Estate, Inc.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 12


For the issuance of the line of credit facility, the Company issued 500,000 restricted shares of common stock to the lenders on January 1, 2004. Also on January 1, 2004, the Company issued stock warrants to the lenders that will give the lenders the right to acquire a total of 5,000,000 restricted shares of common stock.

The Company also received a line of credit in the amount of $45,000, which is outstanding as of December 31, 2003. A commitment fee of $24,000 has been recorded as a liability and charged to interest expense for the year ended December 31, 2003. The commitment fee will be paid with common stock of the Company. Because of the commitment fee, there is no stated interest rate and no maturity date, however, the line of credit was intended to be short-term financing. The loan is secured by a commitment from the Company that it is repaid from a portion of proceeds due to the Company on the sale of homes in one of its real estate projects.

NOTE 9  GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated losses from inception of $2,382,880, a negative cash flow from operating activities of $352,182 and a working capital deficiency of $990,887. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions.
As a result of this funding, the Company expects to be able to continue its operations with the expectation of earning operating revenues and preserving its asset base.

NOTE 10  COMMITMENTS AND CONTINGENCIES

The Company became a party to a lawsuit, in February 2004, arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of external legal counsel, the lawsuit pending is not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.

One of the Company's real estate properties is subject to infrastructure bonds issued by the Rosamond Community Services District (the "District"). It is unclear how these bonds will be resolved at this time. The District has not established a clear policy for resolving them. Superior expects a plan will be adopted at some point. If and when a clear plan is adopted that requires it to do so, Superior will record a lien on its books related to the bonds against the property. The bonds may simply be passed through on a pro-rata basis to the end buyers of the real estate properties in the development, as is common with other bond issues of this type.

                    WORLD ASSOCIATES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2003
                                    PAGE 13



NOTE 11 SUBSEQUENT EVENTS

In February of 2004, the Company reached a settlement with the Seller of the real estate properties that were acquired with the Series A, Series B, Series C, Series E and Series F Preferred Stock. The settlement called for the Company being awarded with the real estate properties that were originally acquired and required that the Seller return the related preferred stock. The estimated gain resulting from the settlement is approximately $5,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

NONE

ITEM 8A. CONTROLS AND PROCEDURES:

Evaluation of Disclosure Controls and Procedure

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

As of the end of the year prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-15(e). This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

Board and Management of Company and Subsidiary:

The Board of Directors of World Associates, Inc., the Company, is comprised of four members.

Name    Office        Director

World Associates, Inc.

Randall Prouty    President, Secretary, Treasurer        Director
Robert E. O'Leary    None        Director
Stephen Danner, C.P.A.    None        Director
LeRoy West    None        Director

Superior Real Estate, Inc.

Randall Prouty    Pres, President, Secretary        Director
LeRoy West    Vice President

Robert E. O'Leary was President of Superior Real Estate, Inc. until March 31, 2004 when his position was terminated by the Board of Directors. (Please see
ITEM 3. LEGAL PROCEEDINGS for more information)

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. Officer(s) serve at the will of the board and are subject to contracts or employment agreements that would establish the term, salary, benefits and other conditions of employment.

OFFICERS AND DIRECTORS BIOGRAPHIES:

Randall H. Prouty        Age 51      Director, Chief Executive, President,
Secretary

Mr. Prouty is the President and Chief Executive Officer of World Associates, Inc. and the Chief Financial Officer of its wholly owned subsidiary, Superior Real Estate, Inc., through which World is actively engaged in the real estate business. Mr. Prouty is responsible for founding World Associates, Inc. with the aim of creating additional financing opportunities to support the growth of a public real estate company. Superior Real Estate, Inc. is focused on affordable manufactured housing and the land development markets. Mr. Prouty has been Chief Executive since May of 1999.

Mr. Prouty was involved in other public companies in the technology arena, including one he founded in 1997 called Media Forum International, Inc. Control of that company was sold to the owners of Spectrucell, a teleco level wireless technology, in 1999 after which Mr. Prouty remained as an outside Director. Mr. Prouty was involved in other technology-related business that included performing production work for Hewlett Packard, Compaq, Computer Sciences Corp., Volvo, Tech Data and others. During that time Mr. Prouty developed skills as a qualified web applications programmer and producer while building e-commerce applications on the Internet, and again while developing an Internet based interface to originate mortgages.

From 1985 to 1997 Mr. Prouty operated his own real estate company, Bristol Realty Corporation. Bristol was active in the real estate finance area, particularly development financing. During that time Bristol arranged financing for more than 15 hotels, among other projects. The first seven were newly constructed limited service hotels located in Florida. Those properties, and others, were part of a chain known as Wellesley Inns. The entire chain was later purchased by Prime Hotels.

Bristol was active in purchasing or working out various real estate projects that included office buildings, an industrial park, and more than $30 million in rental properties which were purchased and then combined with other properties in a package used as collateral for a REMIC financing (mortgage backed security) that was offered by Donaldson, Lufkin and Jenrette. Bristol was also involved in acquiring a rental property called Century 21 (no relation to the Century 21 Realtors) containing 1200 units. That property was purchased from an affiliate of Sam Zell's organization after which it was completely rehabilitated before being resold.

Prior to owning his own company, Mr. Prouty worked for Florida Fidelity, an affiliate of Sonnenblick Goldman and later Poughkeepsie Savings Bank that specialized in construction and development financing throughout the Southeast. During his tenure Mr. Prouty underwrote both permanent and construction loans for lenders around the country that were involved in the Southeast lending market. Mr. Prouty later opened a branch office for Florida Fidelity in North Palm Beach before starting his own company.

Mr. Prouty has been a licensed real estate and mortgage broker since 1986. He attended college at the University of Massachusetts where, as an undergraduate and a Commonwealth Scholar, he developed an independent course of study in 1970 focused on human motivation and business administration.

LeRoy C. West     Age 52        Vice-President,  Superior Real Estate, Inc.

Mr. West has many years experience as a business development manager in the construction, aviation, Internet and electronics industries. During his entire career Mr. West has built operations and sales organizations for fast growing companies like World Associates. Mr. West was a Senior Project Manager for Construction Resources, a high end contractor in Miami, Operations Manager for CR Electric, a electrical contractor in Miami, Operations Manager for DECA, an aviation company in Miami, FL, Vice-President of Alphatech, a computer company in New York, VP of Sales for Media Forum International, an internet media production company with offices in Miami, Boston, Los Angeles, Milan and London and Sales Manager for Electrosonic Systems, an entertainment industry systems integration company with offices in Burbank, Minneapolis and London.

While Senior Project Manager for Construction Resources, Mr. West managed large projects with up to 50 employees and 20 contractors in large condo conversion projects with hundreds of condo units. As General Manager of CR Electric Mr. West founded an electrical contracting division of Construction Resources and built it to a successful company with 20 employees in two years. While Operations Manager at DECA, Mr. West managed a team of 120 engineers and technicians on large complex aircraft refurbishment projects for airlines and wealthy individuals. As Sales Manager for Media Forum International Mr. West was instrumental in bring the company from London to the US and developing three offices with 40 employees and over $3 million in annual sales. While Sales Manager for Electrosonic Mr. West opened the office and built it to 30 employees and over $6 million in annual sales

Whether working as General Manager or as Sales Manager, Mr. West has demonstrated a proficiency in engineering and extraordinary people skills. Mr. West acknowledged as an effective problem solver who can build understanding between creative, technical and commercial interests and achieve the desired results in each project.

Mr. West has many years experience preparing and presenting financial plans and projections. He is an articulate speaker and writer with successful results in presentations and trainings and in writing complex, detailed proposals and quotations.

Mr. West has extensive international experience with personal travel to 37 countries and successful business experience in England, Europe, South America and the Far East. He is very adept at languages and cultures. He speaks conversational Spanish and some French, German, Italian and Portuguese.

Mr. West attended Institute Montreaux in Montreaux, Switzerland and Kalamazoo College in Kalamazoo, Michigan with a Major in mathematics and a Minor in business.

Mr. West has managed projects for many significant companies including 3Com, ABC, Apple Computer, Best Buy, Boeing, CBS, Computer Sciences Corporation, Disneyland, Epcot Center, the Disney Stores, the Democratic Party, the FBI, Hewlett Packard, IBM, Intel, Lockheed, NBC, Paramount Studios, MGM Grand Hotel, Mirage Hotel, Rio Hotel, Macy's, Nordstrom's, Office Max, the Republican Party, Seaworld, SAIC, Tower Records, Warner Brothers, the Price is Right Game Show, the Jeopardy Game Show, the U.S Army, the U.S. Navy, the University of Southern California, Warner Brothers Studios and many others.

Robert E. O'Leary        Age 64        Director

Mr. O'Leary has been a developer for numerous real estate developments throughout the country since 1976 through various entities.

Stephen Danner C.P.A.    Age 49        Director

Mr. Danner has more than 20 years of experience in both national and regional public accounting firms and is a partner in Mahoney Cohen & Company, CPA, P.C. Mr. Danner's firm, Kane, Hoffman, & Danner, PA. located on Brickell Avenue in Miami Florida, was purchased by Mahoney Cohen & Company during 2003. Mr. Danner has a diverse tax and financial planning practice and is considered an expert in the area of tax and estate planning. His firm is also a member of the SEC Practice Section of the AICPA. Mr. Danner is the sole outside Director of the Company and he supervises the audit committee.

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

Mr. Danner graduated from Tulane University with his B.A. in 1974. He received his MBA from Tulane University in 1976.

ITEM 9 CONTINUED:  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE     ACT:

Robert E. O'Leary

Robert E. O'Leary did not meet:
Form 4 requirements (this report was sent to the SEC in written form) Form 5 requirements

ITEM 10. EXECUTIVE COMPENSATION:

Randall Prouty accrued a total of $225,000 in salary since October of 2002 through the end of 2003. Mr. Prouty has an employment contract with the Company that provides he receive a salary of $180,000 per year. To date, any salary that is due has been accruing to relieve the cash burden on the Company during its development phase.

Mr. O'Leary has an employment contract with the Company that provides he receive a salary of $180,000 per year. During 2003 Mr. O'Leary received $77,657 in cash and accrued $152,000. His employment was terminated as of April 1, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

There is no equity compensation plan authorized at this time.

Management Ownership:

Name                  Title of Class        Shares          Percent

Randall Prouty         common stock       28,950,000         36.66 %

Robert E. O'Leary      common stock        1,328,000          1.68 %
The Ruby Trust         common stock       25,000,000         31.66 %
(Robert E. O'Leary, beneficiary)

Stephen Danner         common stock        2,300,000          2.91 %
LeRoy West             common stock        3,912,000          4.95 %
                                           =========
Management:      ownership as a group     61,490,000         77.87 %

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Randall Prouty:

Ecoprime, Inc.  is an entity in which Randall Prouty has a controlling interest.
 More information is available about this entity in the annual report filed on form 10KSB in April of 2003 for the year ending December 31, 2002. Ecoprime has a $75,000 secured note due to the Company to a related party.

Robert E. O'Leary:

Mr. O'Leary has various interests in projects or with individuals that originated with the Company and/or that he purported to transfer into entities he controlled or in which he had an interest. (Please see: ITEM 3: LEGAL PROCEEDINGS for more details on the approach the Company is taking to this matter.)

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to us by Weinberg & Company, P.A., for the fiscal years ended December 31, 2003 and 2002:

                             Fiscal 2003      Fiscal 2002
Fee Category                    Fees            Fees
                           -------------     -----------

         Audit Fees            $30,374         $30,968

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Associates, Inc.

Date:  April 15, 2004
/s/  Randall Prouty
President, Secretary, and Director

CERTIFICATIONS              I, Randall Prouty certify that:

1. I have reviewed this annual report on Form 10-KSB of World Associates, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April 14, 2004
Randall Prouty, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Company on Form 10KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to World Associates, Inc. and will be retained by World Associates, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Executed on behalf of World Associates, Inc. this 14th day of April, 2004.

/s/   Randall H. Prouty, President