Form 10QSB
period 2004-03-31
WORLD ASSOCIATES INC/NV/
filed 2004-05-20
CIK 1092531

                            -----------------------
                           |OMB APPROVAL           |
                           |OMB Number:  3235-0416 |
                           |Expires:   Feb 28, 2006|
                           |Aver. time: 182 hrs.   |
                            -----------------------

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

                               Nevada Address:
                           WORLD ASSOCIATES, INC.
                             3914 Seaton Place
                          Las Vegas, Nevada 89121
                               702-914-6092

                             Former Address:
                      4160 S. Pecos Road, Suite 20
                         Las Vegas, Nevada 89121

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 2004 there were 79,467,500 shares of the registrant's $.001 par value common stock issued and outstanding.

       Transmittal Small Business Disclosure Format (check one):
                      Yes     [X]      No     [   ]

                                TRANSFER AGENT:
                        Pacific Stock Transfer Company
                       500 E. Warm Springs Rd., St. 240
                           Las Vegas, Nevada 89119

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:






                         WORLD ASSOCIATES, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS AS OF MARCH 31, 2004

                          WORLD ASSOCIATES, INC. AND SUBSIDIARY




                                         CONTENTS




PAGE      1      CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004
                 (UNAUDITED)

PAGE      2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                 MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGES      3-4   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2004
                 AND 2003 (UNAUDITED)

PAGES      5     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                 MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGES       6-13 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                 MARCH 31, 2004 (UNAUDITED)

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF MARCH 31, 2004
                                    (UNAUDITED)


CURRENT ASSETS
  Cash                                                          $      46,841
  Restricted cash                                                     152,586
  Other current assets                                                258,150
                                                                 ____________
  Total Current Assets                                                457,577
                                                                 ____________

OTHER ASSETS
  Land                                                              5,700,901
  Investment in joint ventures                                        297,933
  Note receivable (net) - related party                                75,000
  Fixed assets (net)                                                    6,284
                                                                 ____________
     Total Other Assets                                             6,080,118
                                                                 ____________
TOTAL ASSETS                                                    $   6,537,695
                                                                 ____________

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable-current portion                                  $      45,000
  Accounts payable and accrued liabilities                            429,074
  Accrued payroll                                                     436,754
  Lines of credit, net of discount                                     96,675
  Due to stockholder                                                   14,756
  Liability for land development                                      152,586
  Series H Preferred stock - subject to redemption                    150,000
                                                                 ____________
     Total Current Liabilities                                      1,324,845
                                                                 ____________
LONG TERM LIABILITIES
Note payable - long-term portion                                       55,000
                                                                 ____________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 5,000,000 shares authorized:
   Series D Preferred stock, 1 share issued and outstanding             -
   Series G Preferred stock, 2 shares issued and outstanding            -
  Common stock, $.001 par value, 125,000,000 shares authorized,
   79,467,500 issued and outstanding                                   79,467
  Additional paid in capital                                        3,745,843
  Retained earnings                                                 2,311,592
  Deferred stock-based compensation and services                      (26,985)
  Common stock receivable (19,041,332 shares)                        (952,067)
                                                                 ____________
     Total Stockholders' Equity                                     5,157,850
                                                                 ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   6,537,695
                                                                 ____________





                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                   2004              2003
                                              ____________      ____________
REVENUE                                      $      -          $       -
                                              ____________      ____________
OPERATING EXPENSES
Professional fees                                  52,587            52,753
Other general and administrative                  163,731           119,837
                                              ____________      ____________
Total Operating Expenses                          216,318           172,590
                                              ____________      ____________

OTHER INCOME (EXPENSE)
Gain on settlement of litigation                4,970,000              -
Dividend and interest (expense) income, net       (54,335)            1,612
Net expenses incurred in connection with
 asset purchase                                      -                 (111)
                                              ____________      _____________
  Total Other Income                            4,915,665             1,501
                                              ____________      _____________

NET INCOME (LOSS)                            $  4,699,347      $   (171,089)
                                              ____________      _____________
Preferred dividends                                (4,875)              -
                                              ____________      _____________

NET INCOME (LOSS) TO COMMON SHAREHOLDERS     $  4,694,472      $   (171,089)
                                              ____________      ____________

NET INCOME PER SHARE - BASIC                 $        .06      $ -      -

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING DURING THE PERIOD - BASIC           79,396,071       75,011,833
                                              ____________      ____________
NET INCOME PER SHARE - DILUTED               $        .06      $        -
                                              ____________      ____________

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING DURING THE PERIOD - DILUTED      $  83,840,513       75,011,833
_______________________________________       ____________      ____________















                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                             STOCKHOLDERS' EQUITY FOR THE
                                           THREE MONTHS ENDED MARCH 31, 2004
                                                       (UNAUDITED)

                                                                                  Deferred Stock
                                                                                       Based
                              Preferred Stock             Common Stock            Additional Paid-In      Compensation
                          Shares          Amount        Shares     Amount              Capital            and Services
                        __________      _________     __________  __________     ____________________   _________________
Balance December 31,
2003                            8      $      -       78,967,500 $  78,967     $       10,455,243      $     (57,920)

Common stock issued
for line
of credit                       -           -            500,000      500                    24,500               -

Discount on warrants
attached to line of
credit                          -           -                 -        -                    111,100               -

Due from preferred
stockholder      -              -           -                 -        -                 (2,075,000)              -

Cancellation of
preferred stock
series A, B, C, E & F          (5)          -                 -        -                 (4,770,000)              -

Amortization of
deferred stock
based compensation              -           -                 -        -                    -                 30,935

Preferred stock
divided                         -           -                 -        -                    -                     -

Net income for the
three months
ended March 31, 2004            -           -                 -        -                    -                     -
                        __________      _________     __________  __________     ____________________   _____________
BALANCE, MARCH 31,
2004
UNAUDITED                       3      $    -         79,467,500 $  79,467     $          3,745,843    $     (26,985)















                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                                               THREE MONTHS ENDED MARCH 31, 2004
                                                       (UNAUDITED)

                                                              Common             Accumulated                Total
                                 Due From Preferred            Stock              (Deficit)              Stockholders'
                                    Stockholder              Receivable        Retained Earnings            Equity
                                ____________________       _____________      ___________________      __________________
Balance December 31, 2003      $        (2,075,000)    $        (952,067)    $         (2,382,880)    $       5,066,343

Common stock issued for
line of credit                                  -                     -                        -                 25,000

Discount on Warrants attached
to line of credit                               -                     -                        -                111,100

Due from preferred stockholder           2,075,000                    -                        -                       -

Cancellation of preferred stock
series A, B, C, E & F                           -                     -                        -             (4,770,000)

Amortization of deferred stock-based
compensation                                    -                     -                        -                 30,935

Preferred stock dividend                        -                     -                    (4,875)               (4,875)

Net income for the three months
ended March 31, 2004                            -                     -                 4,699,347             4,699,347
                                ____________________      ________________      ___________________    __________________
BALANCE, MARCH 31, 2004
UNAUDITED                      $                -      $       (952,067)       $        2,311,592     $       5,157,850
                                ____________________      ________________      ___________________    __________________

















                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                      (UNAUDITED)
                                         PAGE 1



                                                         2004            2003
                                                  ____________     ____________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $   4,699,347     $   (171,089)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
 Stock issued for line of credit                       25,000               -
 Stock issued for services                                 -            53,057
 Amortization of deferred services                     30,935           62,637
 Gain on settlement of litigation                  (4,970,000)              -
 Amortization of line of credit discount               27,775               -
 Depreciation and amortization                            418               -
Changes in operating assets and liabilities:
 Other current assets                                (170,411)         (10,011)
 Accounts payable and accrued liabilities             166,770           44,296
 Accrued payroll                                       55,001               -
 Due to stockholder                                        -            (3,955)
 Liability for land development                        (9,799)         (15,248)
                                                  ____________     ____________
 Total adjustments                                 (4,844,311)         130,776
                                                  ____________     ____________
Net Cash (Used In) Operating Activities              (144,964)         (40,313)
                                                  ____________     ____________

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash                             9,799           15,188
Payments made for land improvements                   (23,306)              -
                                                  ____________     ____________
Net Cash (Used In) Provided By
Investing Activities                                  (13,507)          15,188
                                                  ____________     ____________


                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                      (UNAUDITED)
                                         PAGE 2





CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock
(including $1625 accrued at 12/31/03)                  (4,875)              -
Proceeds from issuance of common stock                     -            10,000
Proceeds from mortgage payable, net                        -            92,265
Proceeds from line of credit                           75,000               -
Payments online of credit                             (15,000)              -
                                                  ____________     ____________
Net Cash Provided By Financing Activities              55,125          102,265
                                                  ____________     ____________

NET (DECREASE) INCREASE IN CASH                      (103,346)          77,140

CASH - BEGINNING OF PERIOD                            150,187           54,515

CASH - END OF PERIOD                            $      46,841     $    131,655


       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                        2004            2003
                                                 ____________     ____________
        Interest paid                           $     51,058     $         -

       SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       Note payable of $100,000 given in connection with real estate settlement agreement.

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 1



NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

World Associates, Inc. and Subsidiary (the "Company") was incorporated in Nevada on June 19, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

Beginning in January 2004, the Company commenced formal business operations relating to the development of homes on various lots. The lots are located east of Los Angeles in the Riverside County area and north of Los Angeles in the Los Angeles County area. Prior to January 1, 2004, the Company was in the development stage.

(B) Basis of Presentation

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

On June 18, 2002, Superior Real Estate, Inc. ("Superior Real Estate") was incorporated in the State of Nevada to own and develop certain real estate assets and joint venture interests for the development of certain real estate projects. The Company owns 100% of the issued and outstanding shares of Superior Real Estate.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Form 10-KSB filed April 16, 2004.

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 2

(C) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Superior Real Estate, Inc., ("Superior") .

All significant intercompany balances and transactions were eliminated in consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(E) Earnings (Loss) Per Share

Net earnings (loss) per common share for the three months ended March 31, 2004 and 2003 is computed based upon the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Diluted earnings per share include the effect of all potentially dilutive common stock issuances. At March 31, 2004 there were 4,444,444 shares of potentially issuable common stock

(F) Stock Based Compensation

The Company accounts for equity based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to equity-based compensation of consultants and other non-employees. The Company did not adopt the fair value method, in accordance with SFAS No.123, with respect to employee unit options. The Company accounts for employee unit options under the "intrinsic value" method in accordance with Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees". As of March 31, 2004, the Company has not issued any options to employees, thus having no impact on the accompanying financial statements. On January 1, 2004, the Company issued 5,000,000 warrants to purchase common stock at an exercise price of $0.01 per share in connection with obtaining the line of credit (see Note 4).

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 3



(A) Common Stock

During the year ended December 31, 2003, the Company issued 2,950,000 shares of common stock, at fair values ranging from $.06 to $.12, for promotional services rendered and to be rendered. As a result of these services, the Company recorded charges of approximately $23,435 during the three months ended March 31, 2004 and has a remaining deferred balance of $16,360 for services not rendered. This deferred balance is being amortized over the remaining service term.

During the year ended December 31, 2003, the Company issued 1,800,000 shares of common stock, at fair values ranging from $.04 to $.13, for professional and consulting services rendered and to be rendered. As a result of these services, the Company recorded charges of approximately $7,500 during the three months ended March 31, 2004 and has a remaining deferred balance of $10,625 for services not rendered. This deferred balance is being amortized over the service remaining term.

During the three months ended March 31, 2004, the Company issued 500,000 shares of common stock in accordance with the line of credit agreement in the amount of $25,000.

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

In February 2004, the litigation in relation to the Series A Preferred Stock, having a value of $4,600,000, was settled, resulting in the Company being awarded the related land that was acquired and the Seller returned the Series A Preferred Stock back to the Company for cancellation (See Note 5).

In July 2003, the litigation in relation to the real estate property underlying the Series B Preferred Stock, having a value of $1,650,000, was settled, resulting in the loss of the land. The Series B Preferred Stock was returned and cancelled as part of the overall settlement in February 2004 (See Note 5).

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 4



The property related to the Series C Preferred Stock, having a value of $400,000, had a prior loan of $300,000, which was in default at the time the property was transferred to the Company. On April 9, 2003, the Company assumed this loan after it was brought current by paying the back debt service, taxes and related costs. Accordingly, the Company has recorded a $300,000 liability related to the land acquisition in the accompanying balance sheets as of December 31, 2003 and 2002. The debt is secured by the related property. An outside investor agreed to provide the funds to cure the loan, and for some other predevelopment expenses, in return for a 50% share of the profits on this property. In February of 2004, the litigation relating to the Series C Preferred Stock was settled and the Company was awarded the related land that was acquired and the Seller returned the Series C Preferred Stock back to the Company for cancellation (See Note 5). The Series D Preferred Stock, having a value of $600,000, is still issued and outstanding as of March 31, 2004.

The properties related to the Series E Preferred Stock, having a value of $680,000, consisting of two commercial corners, had loans totaling $255,000 when they were transferred under the Amended Agreement. However, these loans were also in default upon transfer. The Company reached an agreement with the lender, who acquired these commercial corners in a foreclosure due to the default, to repurchase these properties for the original loan amount plus costs in the event the Company succeeded in refinancing them. On March 20, 2003, the Company succeeded in refinancing the properties when a loan for $202,500 was placed on each of the two corner parcels, for an aggregate of $405,000 in total financing. These proceeds were sufficient to acquire the properties according to the agreement made with the lender and provided additional cash of $92,265. In December of 2003, the lender received the real estate property back in exchange for liquidation of the related debt, ultimately resulting in a gain of approximately $111,000, which was recorded during the year ended December 31, 2003. On a separate matter, in February 2004, as part of the overall settlement, the Series E Preferred Stock was returned and cancelled (See Note
5).

In February 2004, the litigation in relation to the Series F Preferred Stock, having a value of $70,000, was settled, resulting in the Company being awarded the related land that was acquired and the Seller returned the Series F Preferred Stock back to the Company and was cancelled (See Note 5).

During October 2002, the Company also issued two shares of Series G Preferred Stock, for $30,000 cash (the "Face Amount") each or $60,000 in the aggregate. The face amount of the Series G Preferred Stock was required to be returned 12 months, the "Term", from the date on which the funds to purchase the Series G Preferred Stock were released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. During October 2003, the Company renewed the two shares of Series G Preferred Stock for an additional twelve-month term. In conjunction with the end of the original term, the Company paid a "10% kicker" in the form of restricted common stock during the year ended December 31, 2003.

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 5



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

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 6




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

For the three months ended March 31, 2004, $3,250 of preferred dividends had been paid in cash and $1,625 had been accrued and is included in accrued expenses.

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

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 7




NOTE 3 VENTURE AGREEMENT

During the year ended December 31, 2002, the Company issued 25,000,000 shares of its common stock to an individual, who later became the president of Superior, for a 50% joint venture interest in the development of certain real estate projects. The Company will recognize its 50% interest in any profits or losses after the real estate is sold. The fair market value of the stock issuance was $1,250,000 based upon the fair value of the 25,000,000 ($.05 per share on the grant date) shares of common stock issued, which the Company has recorded as an Investment in Joint Ventures on the accompanying balance sheet. As part of the agreement, the new president of Superior agreed to assign ownership in 7,500,000 shares of the Seller to the Company in order to eliminate any conflict of interest arising from the fact that the stockholder now represents the interests of the Company.

The joint ventures were arranged so that the respective property owners contributed property while Superior would contribute its real estate development expertise and other resources for financing and overseeing the project developments. The Company collected approximately $340,000 in restricted cash during the year ended December 31, 2002 as a deposit for land development related to one of the joint ventures. As of March 31, 2004, the balance of approximately $152,586 remains as a current liability in the accompanying balance sheet.

As of December 31, 2003, all but one of the joint ventures have not progressed as the Company expected. The Company plans to pursue a course of action whereby it is currently requesting that the joint venture stockholder return the common stock shares that were issued in relation to its investment in the non-performing joint ventures. Therefore, the Company has reduced its investment in the joint ventures to $297,933, which represents the value of the remaining joint venture. There were 5,958,668 shares of common stock issued for this joint venture. The Company has recorded the value of the common stock (19,041,332 shares of common stock or $952,067) that it expects to receive back from the stockholder in relation to the failed joint ventures as a common stock receivable in the accompanying consolidated balance sheet and has reduced its investment in the joint venture by the same amount. The Company does not have a formal agreement in place to have the common stock returned to it and at the time of this filing, the matter remains unresolved. Should the Company not receive the common stock back after pursuing all available actions, the Company will have to record a loss for the value of the unreturned common stock. The above mentioned restricted cash is related to this remaining joint venture.

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 8



NOTE 4      LINE OF CREDIT

On December 9, 2003, the Company entered into a line of credit facility with several lenders in the amount of $250,000. The facility has a 10% simple interest rate and the funds are to be repaid as follows: (1) primary source: from Superior's operations at the rate of at least fifteen percent (15%) of its revenue from each real estate project sold and (2) secondary source: if World or Superior, or both, obtain a debt or equity facility from other investors, a portion of that investment will be used to pay off the credit facility. The full balance, plus accrued interest, will be due and payable on or before December 31, 2004. The balance on this line of credit at March 31, 2004 is $150,000 ($66,675 net of discount) and is secured by a security interest in proceeds of projects of Superior Real Estate, Inc.

For the issuance of the line of credit facility, the Company issued 500,000 restricted shares of common stock to the lenders on January 1, 2004. Also on January 1, 2004, the Company issued stock warrants to the lenders that will give the lenders the right to acquire a total of 5,000,000 restricted shares of common stock. The warrants have a face value of $111,100 that has been accounted for as a discount on the line of credit and is being amortized over its term.

The Company also received a line of credit in the amount of $45,000 of which $30,000 is outstanding as of March 31, 2004. A commitment fee of $24,000 had been recorded as a liability and charged to interest expense for the year ended December 31, 2003. The commitment fee will be paid with common stock of the Company. Because of the commitment fee, there is no stated interest rate and no maturity date. However, the line of credit was intended to be short-term financing. The loan is secured by a commitment from the Company that it is repaid from a portion of proceeds due to the Company on the sale of homes in one of its real estate projects.

NOTE 5  NOTE PAYABLE

As discussed in (Note 2 (B)), in February of 2004, the Company reached an overall settlement with the Seller of the real estate properties that were acquired with the Series A, Series B, Series C, Series E and Series F Preferred Stock. The settlement called for the Company being awarded with the real estate properties that were originally acquired and required that the Seller return the related preferred stock. The gain resulting from the settlement was $4,970,000.

In accordance with the terms of settlement, the Company signed a promissory note in the amount of $100,000. The note bears no interest and is payable in twenty equal monthly installments of $5,000 commencing on April 1, 2004.

                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2004
                                    (UNAUDITED)
                                      PAGE 9



NOTE 6  GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative cash flow from operating activities of $144,964 and a working capital deficiency of $867,268. Excluding the one time gain on settlement of litigation of $4,970,000, the Company had a loss of $270,653. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions.
As a result of this funding, the Company expects to be able to continue its operations with the expectation of earning operating revenues and preserving its asset base.

NOTE 7  COMMITMENTS AND CONTINGENCIES

The Company became a party to a lawsuit, in February 2004, arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of external legal counsel, the lawsuit pending is not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.

One of the Company's real estate properties is subject to infrastructure bonds issued by the Rosamond Community Services District (the "District"). It is unclear how these bonds will be satisfied at this time. The District has not yet established a clear plan for resolving the satisfaction of these bonds. Superior expects a plan will be adopted at some point. If and when a clear plan is adopted that requires it to do so, Superior will record a lien on its books related to the bonds against the property. The bonds may simply be passed through on a pro-rata basis to the end buyers of the real estate properties in the development, as is common with other bond issues of this type.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

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

RESULTS OF OPERATIONS

Superior experienced no revenue during the first quarter ending March 31, 2004. However, there were the following developments:

1. Settlement of Lawsuit: In February of 2004 Superior settled a lawsuit it filed against the seller of several parcels of land that received Company's preferred stock as consideration. (The details that relate to the lawsuit can be found in the Company's annual report on form 10KSB filed April 26, 2003, PART
I. ITEM 3. LEGAL PROCEEDINGS.) An 8-K was filed on April 12, 2004 to explain the effect of the settlement (That 8-K is also attached this 10QSB as Exhibit A.) The Settlement's main effect was to cancel several series of preferred stock the total face value of which was $7,400,000. That is the amount that would have been due in the event the preferred stock was converted into common stock as provided by the terms for each series. The preferred stock was canceled in return for a $100,000 unsecured note from the Company. The resulting "purchase price adjustment" was booked as a $4,970,000 one time gain under GAAP for the period ending March 31, 2004, and for reasons explained in EXHIBIT A: 8-K FILING MADE APRIL 12, 2004 below, that gain did not result in a taxable event. It is important that Superior was relieved of a significant future obligation as a result of the settlement.

2. First Home Ready for Sale: The first home in the Infill Housing Program, located in Beaumont, CA, is now complete and listed for $279,000. Superior has already received several offers on other homes it has under construction in Beaumont. The market activity in the area remains strong and Superior expects this home to sell shortly. Superior has other homes under construction in Beaumont that are listed for sale.

3. Changes In Management: Mr. O'Leary, the former President of Superior, ended his term as an officer of Superior as of March 31, 2004. Leroy West, who was already moving into a full time position of authority in Superior, has accepted the position of President as of May 19, 2004.

4.  New Office Location:  Superior's office has moved to a new location at:

Superior Real Estate, Inc.
28310 Roadside Drive, Suite 120
Agoura Hills, CA  91301

5. Investments in Land: Superior recently acquired its first lot in the Antelope Valley area and it has several others under contract. These lots are being purchased with money from investors.

6. Joint Venture Accounting: Superior continues to have support from investors who agree to purchase land in return for a participation in profits. The accounting for such a joint venture is reflected as follows: a.) Investor are entitled to their investment back prior to splitting profits. That land asset is offset on the books by a liability to the investor for the value of their investment. b.) That continues to be the case throughout the construction process as improvements to each home are booked as capital improvements for homes in process, an asset, which is offset by the construction loan, a liability, until the home is sold. c.) When the house is sold Superior realizes it share of the profits as income. This is the case only for joint ventures where there are other investors providing the capital.

In the event that Superior owns the land; a.) the land asset and any improvements are booked as an asset at cost, b.) that asset is partially offset by a construction loan liability, c.) when a Superior owned home is finished it is reflect as the book value of the land and improvements offset by the construction loan amount, if any. Upon completion such a home has an additional value not reflected on the balance sheet, or the difference between the appraised value net of the construction loan amount.

7. Superior has been approved for two construction loans with a lender in Phoenix and it expects to do other business with the same lender in the future as the Infill Housing Program progresses.

LIQUIDITY AND CAPITAL RESOURCES:

The first homes in the Infill Program are already complete and there have been several offers. The first home located in Beaumont, California is currently listed for $279,000. Several other homes are in the pipeline. As sales start in earnest it is expected to ease the necessity to raise money for working capital as operations area funded from sales revenue.

The time to obtain permits on land Superior owns or controls is still a problem due to the congestion resulting from a very active market. The resulting effect on cash flows and timelines has turned out to be the biggest challenge in getting the Infill Housing Program running smoothly. Market conditions continue to drive prices on land and material costs higher. It is also true, however, that end sales prices continue to rise even more sharply. Superior has raised the listing prices on several of its homes to keep pace and profit margins remain encouraging.

To date, the Company has sold its restricted common stock, its preferred stock, and it has relied on loans from its principal shareholders to obtain funds for working capital and investment. The Company must raise additional working capital in the future through the sale of its restricted stock, by selling its preferred stock or through the refinance of its assets to finance operations until it becomes cash flow positive. If Superior is to generate significant sales from homes in the Infill Housing Program it will require additional working capital to ramp up its operations and further investment in an inventory of land that can be converted into developed homes. Further investments are planned.

LAND BUSINESS UPDATE

One parcel of land that is currently being entitled is nearing completion on a final tract map. The parcel in Yucca Valley, California will be sold at such time as the map is finished. It was listed on the market for $1, 300,000. Superior has several offers in the $1,000,000 range. It is Superior's intention to pursue a sale in earnest as the tract map nears completion. The property has a $300,000 loan on it currently.

I-5 CITY JOINT VENTURE:

The owner of the land in this joint venture has been unhappy with the pace of this project. In addition, there is likely to be an extended period to obtain entitlements and utilities for this site. Superior accommodated the owner by terminating this joint venture, but it remains interested in working with this site. Superior is still investigating solutions to the entitlement and utilities issues and remains in communication with the owner about how to move the site forward.

ITEM 3.  CONTROLS AND PROCEDURES:

Management expects to revise and update it controls and procedures as operations accelerates. The Company has implemented an online real time accounting system and it will take other steps shortly anticipating that business activity will increase throughout next year as more personnel are added and operations expand.

PART II:  OTHER INFORMATION

SAFE HARBOR NOTICE:

This quarterly report on form 10-QSB, press releases and other Company filings or communications contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual filing are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements.

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

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently engaged with Mr. Robert O'Leary, former President of Superior, for the return of his stock and to settle other matters outstanding between he and the Company. Mr. O'Leary was terminated in March of 2004 for reasons that are detailed in the annual report filed on Form 10KSB filed April 16, 2004. Those negotiations are still ongoing and there can be no assurance as to their outcome at this time. Please refer to: PART 1, ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report filed on Form 10KSB filed on April 16, 2004 for details.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Schedule of Restricted Common Stock issued during the period:

DATE:       NAME:                 SHARES:     Notes:

1/13/04     Wilbank Roche         125,000     Note 1
1/13/04     Douglas J. Jordan     125,000     Note 1
1/13/04     Muhammad Uddin        125,000     Note 1
1/13/04     Mohammad Asghar       125,000     Note 1

These sales were exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof where an issuer issues shares that are not part of a public offering.

NOTES ON COMMON STOCK:

(1) These restricted common shares were issued January 13, 2004 in connection with a $250,000 Line of Credit extended to the Company. The price of that date was $.08 representing $10,000 for reach respective person above, or $40,000 collectively.

Schedule of Preferred Stock changes during the period:

World Associates, Inc. Preferred Stock Series A, B, C, E & F were rescinded on March 17, 2004 as a result of a settlement described in detail under PART 1,
ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report filed on Form 10KSB filed on April 16, 2004.

ITEM 5.  OTHER INFORMATION

Board Member Resignation:

On April 30, 2004 a Board Meeting was held where, among other things, the Board reluctantly accepted the resignation of its long time Board Member, Stephen Danner, C.P.A. Mr. Danner has served on the Board since May of 1999 through the Company's entire development stage and during which time his counsel has been invaluable. Mr. Danner, formerly of Kane, Hoffman and Danner, is now a partner in the firm Mahoney Cohen and Company. Mahoney Cohen and Company became the successor to Kane, Hoffman and Danner after it purchased the firm last year. Mahoney Cohen and Company has a policy that precludes its partners from being a Board Member of a public company and their acquisition of his firm required Mr. Danner to step down as a Director. Mr. Danner remains as a shareholder and investor in World Associates, Inc. There are currently three members of the Board of Directors, Randall Prouty, LeRoy West and Robert E. O'Leary.

Office Relocation:

World Associates, Inc.'s address in Nevada has changed to:

World Associates, Inc.
3914 Seaton Place
Las Vegas, Nevada 89121-4835

California Address changes:

Superior Real Estate, Inc. and World Associates, Inc., both of which are Nevada corporations qualified to do business in California, can be found in California at their new address, as follows:

Superior Real Estate, Inc.
World Associates, Inc.

28310 Roadside Drive, Suite 120
Agoura Hills, California 91301

818-991-1770 phone
818-991-1779 fax

The main office in California was moved to a location closer to the area of its activity and the individuals that are performing day-to-day work.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT A:  8-K FILING MADE APRIL 12, 2004

On April 12, 2004 the Company filed a report on Form 8-K to disclose the effect of a recent settlement on its next period financial statements and it is repeated here. (Detailed information about the settlement can be found in PART 1, ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report filed on Form 10KSB filed on April 16, 2004.)

INFORMATION ABOUT LAWSUIT SETTLED WITH A FAVORABLE OUTCOME FOR WORLD ASSOCIATES, INC., THE "COMPANY":

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

In January 2004 SDI and Howard Palmer defaulted in a Kern County case and a judgment was entered against them. Palmer and SDI filed an answer in a San Bernardino case, but the matter was settled completely in February 2004. (The actions took place in two counties since the properties involved in the suit were in separate counties.) Under the terms of the settlement the Company's Preferred Stock Series A, B, C, E, & F with a total face value of $7,400,000 was returned to the Company and cancelled. That stock was issued as consideration for several real properties acquired by Superior Real Estate, Inc. (Details can be found in the annual 10K filed in April of 2003.)

After due consideration the Company has concluded that a one time adjustment should be made that reflects a gain from the settlement. It will show as income to Superior under GAAP and it will reflected as such in the Company's consolidated financial statements for the during first quarter of 2004. The amount of the gain is estimated to be $4,970,000.

NOTE: The Company does not expect to pay income tax on the damage award income during 2004. The Company, after due consideration, believes that Section 108 e
(5) of the IRS Tax Code applies to the settlement award. That Section defines the general rules for the discharge of indebtedness. Under Section 108 e (5) the damage award is considered a "purchase-money debt reduction for solvent debtor treated as a price reduction". For tax purposes, that treatment has the effect of reducing the basis in the property and it defers the tax liability until the time the property is sold.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Associates, Inc.                 May 19, 2004

/s/ Randall Prouty                         President

SECTION 302 CERTIFICATION:              I, Randall Prouty certify that:

1. I have reviewed this annual report on Form 10-QSB of World Associates, Inc.

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

Date:  May 19, 2004 Randall Prouty, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quaterly Report of Company on Form 10QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2004     /s/   Randall H. Prouty, President