Form 10QSB
period 2004-06-30
WORLD ASSOCIATES INC/NV/
filed 2004-08-26
CIK 1092531

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

             Transmitted Using Small Business Disclosure Format
                For the quarterly period ended June 30, 2004

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of August 23, 2004 there were 62,758,833 shares of the registrant's $.001 par value common stock issued and outstanding. There were three (2) shares of preferred stock issued and outstanding.


       Transmittal Small Business Disclosure Format (check one):
                      Yes     [X]      No     [   ]

                                TRANSFER AGENT:
                        Pacific Stock Transfer Company
                       500 E. Warm Springs Rd., St. 240
                           Las Vegas, Nevada 89119





PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:










                         WORLD ASSOCIATES, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS AS OF JUNE 30, 2004























                          WORLD ASSOCIATES, INC. AND SUBSIDIARY




                                         CONTENTS



PAGE     1     CONDENSED CONSOLIDATED BALANCE SHEET AS OF
               JUNE 30, 2004 (UNAUDITED)

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

PAGE     3-4   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
               EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

PAGES     5    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
               MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

PAGES    6-15  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF JUNE 30, 2004 (UNAUDITED)




















                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                                    (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                          $      88,256
  Infill housing inventory                                          1,156,477
  Note receivable - related party, net                                 75,000
  Other current assets                                                 23,171
                                                                 ____________
       Total Current Assets                                         1,342,904
                                                                 ____________
OTHER ASSETS
  Land                                                              5,659,857
  Property and equipment, net                                           5,867
                                                                 ____________
       Total Other Assets                                           5,665,724
                                                                 ____________
TOTAL ASSETS                                                  $     7,008,628
                                                                 ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable-current portion                                  $     110,000
  Accounts payable and other accrued liabilities                      248,480
  Accrued payroll                                                      70,000
  Lines of credit, net of discount                                    174,450
  Due to stockholder                                                   14,757
  Liabilities related to infill housing                             1,234,930
  Series H preferred stock - subject to redemption                    150,000
                                                                 ____________
       Total Current Liabilities                                    2,002,617

Note payable-long-term portion                                        140,825
                                                                 ____________
TOTAL LIABILITIES                                                   2,143,442
                                                                 ____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 5,000,000 shares authorized
    Series G Preferred stock, 2 shares issued and outstanding               -
  Common stock, $.001 par value, 125,000,000 shares authorized,
      62,758,833 issued and outstanding                                62,758
  Additional paid in capital                                        2,936,119
  Retained earnings                                                 1,866,309
                                                                 ____________
       Total Stockholders' Equity                                   4,865,186
                                                                 ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     7,008,628
                                                                 ============


                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                              For The Three        For The Three       For The Six         For The Six
                                               Months Ended         Months Ended      Months Ended        Months Ended
                                              June 30, 2004        June 30, 2003     June 30, 2004       June 30, 2003
                                              _____________        _____________     _____________       _____________
NET REVENUES                                 $            -       $            -    $            -      $            -
                                              _____________        _____________     _____________       _____________


  OPERATING EXPENSES:
    Professional fees                               156,133               18,336           208,720              71,089
    Other general and administrative                207,102              374,276           370,832             494,113
                                              _____________        _____________     _____________       _____________
       Total Operating Expenses                     363,235              392,612           579,552             565,202
                                              _____________        _____________     _____________       _____________

  OTHER INCOME (EXPENSE)
    Other Income                                      5,000                    -             5,000                   -
    (Loss) Gains on settlement of litigation        (37,770)                   -         4,932,230                   -
    Dividend and interest income (expense), net     (30,904)             (13,321)          (85,239)            (11,709)
    Net expenses incurred in connection
      with asset purchase                                 -                  (17)                -                (128)
                                              _____________        _____________     _____________       _____________
       Total Other (Expense) Income                 (63,674)             (13,338)        4,851,991             (11,837)
                                              _____________        _____________     _____________       _____________

NET (LOSS) INCOME                            $     (426,909)     $     (405,950)    $    4,272,439      $     (577,039)
                                              =============        =============     =============       =============

Preferred dividends                                  18,375                3,000            23,250               3,000
                                              _____________        _____________     _____________       _____________
NET (LOSS) INCOME AVAILABLE
    TO COMMON SHAREHOLDERS                   $     (445,284)     $      (408,950)   $    4,249,189      $     (580,039)
                                              =============        =============     =============       =============

NET INCOME (LOSS) PER SHARE - BASIC          $         (.01)      $         (.01)   $          .05      $            -
                                              =============        =============     =============       =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING DURING THE PERIOD - BASIC        81,214,907           75,893,500        80,312,881          75,455,102
                                              =============        =============     =============       =============
NET INCOME (LOSS) PER SHARE - DILUTED        $         (.01)      $         (.01)   $          .05      $            -
                                              =============        =============     =============       =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING DURING THE PERIOD - DILUTED      80,305,489           75,893,500        80,381,989          75,455,102
                                              =============        =============     =============       =============






                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                             STOCKHOLDERS' EQUITY FOR THE
                                           THREE MONTHS ENDED JUNE 30, 2004
                                                       (UNAUDITED)



                                         Preferred Stock           Common Stock          Additional Paid      (Accumulated Deficit)
                                       Shares       Amount        Shares     Amount         in Capital            Retained Earnings
                                      ________     ________   __________   ________      _______________     _____________________
Balance, December 31, 2003                   8    $       -   78,967,500  $  78,967     $     10,455,243    $           (2,382,880)

Common stock issued for line of credit       -            -      500,000        500               24,500                         -

Common stock issued for services             -            -    4,191,333      4,191              213,376                         -

Common stock issued for accrued
    compensation                             -            -    4,500,000      4,500              220,500                         -

Options issued for services                  -            -            -          -                1,000                         -

Discount on warrants attached to
    line of credit                           -            -            -          -              111,100                         -

Cancellation of preferred stock
    series A, B, C, E, D and F              (6)           -            -          -           (4,770,000)                        -

Due from preferred stockholder               -            -            -          -           (2,075,000)                        -

Cancellation of common stock settlement      -            -  (25,400,000)   (25,400)          (1,244,600)                        -

Amortization of deferred stock-based
    compensation and services                -            -            -          -                    -                         -

Preferred stock dividends                    -            -            -          -                    -                   (23,250)

Net income for the six months
    ended June 30, 2004                      -            -            -          -                    -                 4,272,439
                                      ________     ________   __________    ________      _______________     ____________________

BALANCE, JUNE 30, 2004                       2    $       -   62,758,833   $  62,758     $      2,936,119    $           1,866,309
                                      ========     ========   ==========    ========      ===============     ====================








                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                                             STOCKHOLDERS' EQUITY FOR THE
                                           SIX MONTHS ENDED JUNE 30, 2004
                                                       (UNAUDITED)
                                            Deferred
                                          Stock-Based                                    Due From
                                          Compensation          Common Stock            Preferred
                                          And Services           Receivable            Stockholder             Total
                                        ______________          _____________         ____________        _______________
Balance, December 31, 2003             $      (57,920)         $    (952,067)        $ (2,075,000)       $      5,066,343

Common stock issued for line of credit              -                      -                    -                  25,000

Common stock issued for services                    -                      -                    -                 217,567

Common stock issued for accrued compensation        -                      -                    -                 225,000

Options issued for services                         -                      -                    -                   1,000

Discount on warrants attached to line of credit     -                      -                    -                 111,100

Cancellation of preferred stock series
    A, B, C, D, E and F                             -                      -                    -              (4,770,000)

Due from preferred stockholder                      -                      -            2,075,000                       -

Cancellation of common stock settlement             -                952,067                    -                (317,933)

Amortization of deferred stock-based
    compensation and services                  57,920                      -                    -                  57,920

Preferred stock dividends                           -                      -                    -                 (23,250)

Net income for the six months
    ended June 30, 2004                             -                      -                    -               4,272,439
                                        _____________           ____________         ____________         _______________

BALANCE, JUNE 30, 2004                 $            -          $           -        $           -        $      4,865,186
                                        =============           ============         ============         ===============












                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                       (UNAUDITED)
                                                              For The Six                 For The Six
                                                             Months Ended                 Months Ended
                                                            June 30, 2004                June 30, 2003
                                                         ________________              _______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $       4,272,439             $       (577,039)
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Gain on settlement of litigation                             (4,932,230)                           -
  Amortization of line of credit discount                          55,550                            -
  Depreciation and amortization                                       836                            -
  Stock issued for line of credit                                  25,000                            -
  Stock issued for services                                       217,567                       53,057
  Options issued for services                                       1,000                            -
  Amortization of deferred stock based
    compensation and services                                      57,920                      115,396
  Amortization of loan costs                                            -                        7,457
Changes in operating assets and liabilities:
  Other current assets                                             (1,754)                     (25,690)
  Due to stockholder                                                    -                      (14,705)
  Liability for land development                                 (162,385)                     (29,889)
  Accounts payable and accrued liabilities                         35,390                      329,654
  Accrued payroll                                                  90,000                            -
                                                         ________________              _______________
    Net Cash Used In Operating Activities                        (340,667)                    (141,759)
                                                         ________________              _______________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                     162,385                       29,888
  Payment of taxes related to land                                      -                       (5,095)
  Payments for infill housing and other costs                  (1,095,154)                           -
  Land costs                                                      (52,262)                           -
  Purchase of software                                                  -                       (4,508)
                                                         ________________              _______________
    Net Cash (Used In) Provided
      By Investing Activities                                    (985,031)                      20,285
                                                         ________________              _______________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                    125,000                            -
  Payments on line of credit                                      (15,000)                           -
  Payment on note payable                                         (15,000)                           -
  Proceeds from investors for infill housing
    and other costs                                             1,176,892                            -
  Dividends paid on preferred stock                                (8,125)                      (3,000)
  Proceeds from mortgage payable, net                                   -                       92,265
  Proceeds from sale of common stock                                    -                       10,000
                                                         ________________              _______________
    Net Cash Provided By Financing Activities                   1,263,767                       99,265
                                                         ________________               _______________
DECREASE IN CASH AND CASH EQUIVALENTS                             (61,931)                     (22,209)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   150,187                       54,515

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $     88,256                 $     32,306
                                                         ================               ==============


 NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

World Associates, Inc. was incorporated in Nevada on June 19, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

On June 18, 2002, World Associates, Inc. formed Superior Real Estate, Inc. ("Superior"), which was incorporated in the State of Nevada to own and develop certain real estate assets and joint venture interests for the development of certain real estate projects.

Beginning in January 2004, the Company (as defined below) commenced formal business operations relating to the development of homes on various lots. The lots are located east of Los Angeles in the Riverside County area and north of Los Angeles in the Los Angeles County area. Prior to January 1, 2004, the Company was in the development stage.

(B) Principles of Consolidation

The condensed consolidated financial statements include the accounts of World Associates, Inc. and its wholly owned subsidiary, Superior Real Estate, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(C) Basis of Presentation

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Form 10-KSB filed April 16, 2004.


(D) Use of Estimates

In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(E) Earnings (Loss) Per Share

Net earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potentially dilutive common stock equivalents outstanding during the period.

(F) Stock Based Compensation

The Company accounts for equity based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to equity-based compensation of consultants and other non-employees. The Company accounts for employee unit options under the "intrinsic value" method in accordance with Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees". In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. As of June 30, 2004, the Company has not issued any options to employees, thus having no impact on the accompanying financial statements.

(G) Recent Accounting Pronouncements

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 2    STOCKHOLDERS' EQUITY

(A) Common Stock

For the Six Months Ended June 30, 2004:

The Company previously issued 2,950,000 shares of common stock, at fair values ranging from $.06 to $.12, for promotional services rendered and to be rendered.
 As a result of these services, the Company recorded charges of approximately $39,795 during the six months ended June 30, 2004. There is no remaining deferred balance to be amortized.

The Company previously issued 1,800,000 shares of common stock, at fair values ranging from $.04 to $.13, for professional and consulting services rendered and to be rendered. As a result of these services, the Company recorded charges of approximately $18,125 during the six months ended June 30, 2004. There is no remaining deferred balance to be amortized.

During the six months ended June 30, 2004, the Company issued 500,000 shares of common stock in accordance with the line of credit agreement with a value of $25,000.

During the six months ended June 30, 2004 the Company issued 4,500,000 shares of common stock having a value of $225,000 accrued compensation.

During the six months ended June 30, 2004 the Company issued 4,191,333 of common stock to various parties for services having a value of $217,567.

The Company received 25,000,000 shares of common stock, with a fair value of $1,250,000, or $0.05 per share, for its interest in real estate joint ventures. As described in Note 3 this stock was returned to the Company and cancelled.

The Company received 400,000 shares of common stock valued at $.05 per share from Robert O'Leary as part of the settlement referred to in NOTE 3 below in exchange for land (Oregon Place) having a cost basis of $20,000.

For the six months ended June 30, 2003:

The Company previously issued 1,500,000 shares of common stock, at a fair value of $0.04 per share, in connection with a two-year employment agreement. Related to the agreement, the Company recorded current charges of $15,000 for the six months ended June 30, 2003. The Company also recorded a deferred employment expense of $33,125 as of June 30, 2003 as a result of the agreement.

The Company previously issued 900,000 shares of common stock, at a fair value of $0.06 per share, in connection with a nine-month promotional services agreement. As a result of the agreement, the Company recorded current charges of $19,500 for the six months ended June 30, 2003.

The Company previously issued 700,000 shares of common stock, at fair values ranging from $.06 to $.09 and lives ranging between 12 and 15 months. As a result of these agreements, the Company recorded a current charge of $31,778 during the six months ended June 30, 2003. The Company also recorded deferred consulting expense of $18,250 as of June 30, 2003.

The Company issued 1,800,000 shares of common stock at fair values ranging from $.06 to $.12 and lives ranging between 12 months and 18 months. As a result of these agreements, the Company recorded current charges of $49,118 during the six months ended June 30, 2003. The Company also recorded deferred consulting expense of $76,882 as of June 30, 2003.

(B) Preferred Stock

The Company previously issued one share each of six series of preferred stock (Series A, Series B, Series C, Series D, Series E and Series F) to purchase real estate properties from a land development company, the "Seller".

During the year ended December 31, 2003, litigation was instituted by the Company against the Seller in relation to certain defaults in the real estate properties that were purchased with the following series of preferred stock:
Series A, Series B, Series C, Series D, Series E, and Series F.   As a result of
the settlement Preferred Series A, Series B, Series C, Series D, Series E and Series F were all returned to the Company and cancelled. The Company filed
Form 8-K on April 4, 2004 that disclosed the terms of the settlement and the details of the significant effect it had on the Company. The gain on the settlement related to the preferred stock issued of $4,932,230 is reflected in the condensed consolidated statement of operations.

The Company does not expect to pay income tax on the settlement award in 2004. The Company, after due consideration, believes that Section 108e(5) of the IRS Tax Code applies to the settlement award. That Section defines the general rules for the discharge of indebtedness. Under Section 108e(5) the damage award is considered a "purchase-money debt reduction for solvent debtor treated as a price reduction". For tax purposes, that treatment has the effect of reducing the basis in the property and it defers the tax liability until the time the property is sold.

During October 2002, the Company also issued two shares of Series G Preferred Stock, for $30,000 cash each (the "Face Amount") or $60,000 in the aggregate. The face amount of the Series G Preferred Stock was required to be returned 12 months, the "Term", from the date on which the funds to purchase the Series G Preferred Stock were released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. During October 2003, the Company renewed the two shares of Series G Preferred Stock for an additional twelve-month term. In conjunction with the end of the original term, the Company paid a "10% kicker" in the form of restricted common stock during the year ended December 31, 2003.

On July 7, 2003, the Company issued one share of Series H Preferred Stock ("Series H"), for $150,000 cash (the "Face Amount"). The Face Amount of the Series H shall be returned 12 months, the "Term", from the date on which the funds to purchase the Series H are released to the Company, unless otherwise converted or renewed prior to or at the end of the Term. Since the Series H Preferred Stock was issued after May 31, 2003 and the face amount is returnable to the purchaser in twelve months, under SFAS No. 150 this financial instrument has been classified as a current liability.

The Series G and H Preferred Stock have the following features:

Conversion

Each share of the Series G and H Preferred Stock is convertible into restricted common stock of the Company at any time during the Term, unless redeemed by Company prior to the Purchasers written notice to the Company. The Conversion Price is $0.25 and $0.07 per share, respectively, adjusted for any stock split.

Voting

The holders of the Series G and H Preferred Stock are not entitled to voting rights.

The holder of Series G Preferred Stock is entitled to a 10% dividend on the Face Amount, payable as follows: One Thousand Five Hundred Dollars ($1,500) was paid from the proceeds of the Preferred Stock sale and that same amount was paid six months later. In the event the principal is not returned in 12 months, a 10% annual dividend will continue to accrue until the principal is paid in full.
 During October 2003, the Company issued 100,000 shares of common stock to pay the 10% dividend and 5% rollover fee when the Series G Preferred Stock was renewed for another 12 months.

The holder of Series G Preferred Stock will also receive 10% of the Face
Amount of the Series G Preferred Stock at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "10% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.25 per share (24,000 shares in the aggregate for the series, $6,000 in the aggregate divided by $0.25 per share). In the event the principal is not returned in 12 months, a 10% Kicker will continue to accrue on an annual basis until the principal is paid (See Note 5). For the six months ended June 30, 2004, $3,000 of preferred dividends had been accrued and is included in accrued expenses.

The holder of Series H Preferred Stock is entitled to a 13% dividend on the Face Amount,or $1,625 per month payablein arrears. In the event the principal is not returned in 12 months, a 13% annual dividend will continue to be paid currently until the principal is paid in full. The holder will also receive 7% of the Face Amount of the preferred stock at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "7% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.07 per share. In the event the principal is not returned in 12 months, a 7% Kicker will continue to accrue on an annual basis until the principal is paid. For the six months ended June 30, 2004 the Company accrued $10,500 in accordance with the agreement as a renewal fee.

For the six months ended June 30, 2004, $8,125 of preferred dividends on Series H had been paid in cash and $1,625 in addition to the renewal fee had been accrued and is included in accrued expenses.

Liquidation

The Series G and H Preferred Stock do not have any liquidation preferences.

Redemption

There are no redemption rights attached to the Series H Preferred Stock.

The Company may redeem the Series G Preferred stock at any time during the Term upon providing written notice to Purchaser. In the notice the Company will set a Record Date for redemption. On the Record Date the Purchaser will receive the Face Amount, any dividend owing and a portion of the 10% Kicker due at the end of the Term prorated to the Record Date.

(C) Options

During the six months ended June 30, 2004 the Company issued options to one party for services having a value of $1,000.

NOTE 3   JOINT VENTURE SETTLED AGREEMENTS SETTLEMENT

In February 2004, the Company reached an settlement with the Seller of the real estate properties that were acquired with the Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result of the settlement Preferred Series A, Series B, Series C, Series D, Series E and Series F were all returned to the Company and cancelled in return for a $100,000 promissory note. The note bears no interest and is payable in twenty equal monthly installments of $5,000 commencing on April 1, 2004. The balance on the note payable as of June 30, 2004 is $85,000. The Company filed Form 8-K on April 4, 2004 that disclosed the terms of the settlement, which contained the details of the significant effect it had on the Company. The gain on the settlement related to the preferred stock issued of $4,932,230 is reflected in the condensed consolidated statement of operations.

The Company previously issued 25,000,000 shares of its common stock to in October 2002 anto acquire individual, who later became the president of Superior, for a 50% various joint venture interest in the development of
certain real estate projectinterests.s.   The fair market value of the stock
issuance was $1,250,000, based upon the fair value of theor 25,000,000 common shares of stock at ($.05 per share on the grant date) shares of common stock issued. At the time, thee Company collected approximately $340,000 in restricted cash held for land development costs related to one of thea joint ventures.

As of January 1, 2004, the joint ventures had not progressed as the Company expected. The Company requested the shares issued, for what turned out to be non performing joint ventures, be returned that the joint venture stockholder return the common shares that were issued in relation to its investment in the non-performing joint ventures. In June of 2004, the entire matter was settled and it pro. The settlement provided that, (i) 25,000,000 shares of common stock issued and valued at $.05 and preferred Series D, be returned to the Company for cancellation., (ii) The Company also received 400,000 shares of common stock valued at $.05 per share that were cancelled in exchange for land (Oregon Place) valued haveinghaving a cost basebasis of at $20,0000 that were cancelled., (iii) As of June 30, 2004, the Company had no restricted cash and no liability related to the joint venture referred to above for same., (iv) Mr. O'Leary received a note payable from the Company in the amount of $150,000 payable over three years and a note payable from the Company in the amount of $15,825 due and payable in 12 months.

The Company filed Form 8-K on June 25, 2004 wherein the details of the settlement were disclosed.

NOTE 4     LINE OF CREDIT

On December 9, 2003, the Company entered into a line of credit facility with several lenders in the amount of $250,000. The facility has a 10% simple interest rate and the funds are to be repaid as follows: (1) primary source: from Superior's operations at the rate of at least fifteen percent (15%) of its revenue from each real estate project sold and (2) secondary source: if World or Superior, or both, obtain a debt or equity facility from other investors, a portion of that investment will be used to pay off the credit facility. The full balance, plus accrued interest, will be due and payable on or before December 31, 2004. The balance on this line of credit at June 30, 2004 is $144,450 (net of a $55,550 discount) and is secured by a security interest in proceeds of projects of Superior.

For the issuance of the line of credit facility, the Company issued 500,000 restricted common shares to the lenders on January 1, 2004 having a value of $25,000 (expensed during the period ending June 30, 2004). Also on
January 1, 2004, the Company issued stock warrants to the lenders that will give the lenders the right to acquire a total of 5,000,000 restricted shares of common stock. The warrants have a fair value of $111,100 that has been accounted for as a discount on the line of credit and is being amortized over its term.

The Company also received a line of credit in the amount of $45,000 of which $30,000 is outstanding as of June 30, 2004. A commitment fee of $24,000 had been recorded as a liability and charged to interest expense for the year ended December 31, 2003. The commitment fee will be paid with common stock of the Company. Because of the commitment fee, there is no stated interest rate and no maturity date. However, the line of credit was intended to be short-term financing. The loan is secured by a commitment from the Company that it is repaid from a portion of proceeds due to the Company on the sale of homes in one of its real estate projects.

NOTE 5     (LOSS) INCOME PER SHARE

A reconciliation of the numerator and denominator of the loss per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted loss per share for the periods ended June 30, 2004 and 2003, is as follows:

                                     For The Three         For The Three       For The Six             For The Six
                                      Months Ended          Months Ended      Months Ended            Months Ended
                                     June 30, 2004         June 30, 2003      June 30, 2004          June 30, 2003
Basic EPS Computation               _______________      _______________     ______________         _______________
Numerator:

Net (Loss) Income                  $      (426,909)      $     (405,950)     $    4,272,439        $       (577,039)
Preferred Stock Dividends (a)              (18,375)              (3,000)            (23,250)                 (3,000)
                                    ______________       ______________      ______________         _______________

(Loss) income available to common
shareholders                       $      (445,284)      $     (408,950)     $    4,249,189        $       (580,039)
                                    ==============       ==============      ==============         ===============

Denominator:

Weighted average common shares          81,214,907           75,893,500          80,312,881              75,455,102

Basic (loss) income per share   $             (.01)    $           (.01)    $           .05        $              -
                                    ==============       ==============      ==============         ===============







                                     For The Three         For The Three       For The Six             For The Six
                                      Months Ended          Months Ended      Months Ended            Months Ended
                                     June 30, 2004         June 30, 2003      June 30, 2004          June 30, 2003
Diluted EPS Computation               _______________      _______________     ______________         _______________
Numerator:

Income (loss) available to common
shareholders                       $      (445,284)      $     (408,950)     $    4,249,189        $       (580,039)
                                    ==============       ==============      ==============         ===============
Plus:  Income impact of assumed
conversions and preferred stock
dividends                                        -                    -              23,250                       -
                                   _______________      _______________      ______________         _______________
Effect of assumed conversions                    -                    -              23,250                       -
                                   _______________      _______________      ______________         _______________
Income available to common
stockholders and assumed
converstions                       $      (445,284)      $     (408,950)     $    4,272,439        $       (580,039)
                                    ==============       ==============      ==============         ===============

Denominator:

Weighted average common shares          81,214,907           75,893,500          80,312,881              75,455,102
Plus:  Incremental shares from
assumed conversions/exercises

convertible preferred stock                      -                    -           2,382,857                       -
assumed exercises of options                     -                    -           2,875,715                       -
                                   _______________      _______________      ______________         _______________
Dilutive potential common shares                 -                    -           5,258,572                       -
                                   _______________      _______________      ______________         _______________

Adjusted weighted average shares        81,214,907           75,893,500          85,571,453              75,455,102
                                    ==============       ==============      ==============         ===============
Diluted EPS                     $             (.01)    $           (.01)    $           .05        $              -
                                    ==============       ==============      ==============         ===============

Preferred dividends were not added back due to being antidilutive. Common stock equivalents consisted of convertible preferred shares G and H, stock warrants and options.

NOTE 6 GOING CONCERN

As shown in the accompanying condensed and consolidated financial statements, the Company has a negative cash flow from operating activities of $340,667 and a working capital deficiency of $659,713. Excluding the one time gain on settlement of litigation of $4,932,230 the Company had a loss of $659,791. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions.
As a result of these activities, the Company expects to be able to continue its operations with the expectation of earning operating revenues and preserving its asset base.

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

In May 2004 the Company entered into an agreement to lease office space for a period of one year commencing June 1, 2004. The monthly rent is $1,600. The President of the Company has guaranteed the lease.

The Company previously issued 1,500,000 of shares of common stock for consulting services to be rendered during the period from August 8, 2002 through August 7, 2004 and having a fair market value of $60,000 was being amortized over the term of the agreement. The agreement was terminated when the consultant resigned as part of an overall settlement in June of 2004
(See Note 3). Accordingly the remaining balance of the deferred compensation of $10,625 was fully amortized June 30, 2004.

NOTE 8  SUBSEQUENT EVENTS

In July of 2003 the Company issued a Series H preferred stock. The terms of that stock provide that it would be converted or repaid at the end of 12 months.
 It further provided that the term may be extended automatically at the end of the period unless repaid or converted in shares of common stock. The dividend payments are still to be paid and the term for repayment has been extended as of the date of this filing.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

INTRODUCTION

World Associates, Inc. (World) has one operating subsidiary that contains its real estate business, Superior Real Estate, Inc. (Superior), (collectively the Company). Superior is focused on two main areas within the real estate business. The first is developing factory-built homes that are affordable and designed to compete with site built homes. The second is the land development business, or, creating a plan of development for raw land and getting it ready to build.

RESULTS OF OPERATIONS

Superior has completed one home and five more are nearing completion. They will be available for sale during the fall 2004. Eight more are in permitting and should begin construction at various times before the end of the year. Together these homes represent approximately $5,000,000 in sales potential. Superior secured additional construction financing in support its Infill Housing Program during the six months ended June 30, 2004. It also consolidated its operations and concentrated on developing its permitting expertise. Superior is taking other steps as it continues to increase its production of homes. Superior expects to add to its inventory of land during the fall in order to expand the Infill Housing Program.

Superior is negotiating with interested buyers to sell a property it owns in YuccaValley, California. The property is listed for $1,250,000. The property has an approved tract map for 96 multi-family units. It has recently attracted a lot of attention for various buyers who are seeking properties that are ready to develop. Superior hopes to sell the property by the end of the year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has been able to obtain the financing necessary to provide for construction financing, land acquisition and operating capital to date by selling its restricted common stock, entering into joint ventures with investors and from construction lenders. The Company anticipates it will be possible to expand on the total financing available to it during the fall in order to expand its operations. The Company is considering refinancing a property it owns in Rosamond, California and it will likely enter into other agreements with investors for additional funding.

During the period ended June 30, 2004 the Company experienced a significant one-time gain equal to $4,932,230, from a settlement (See Exhibit A for the text of an 8-K filing with details on this settlement) made between the Company and the seller of several parcels of real estate. While the gain reflects a one-time event and does NOT reflect income from operations, it was significant. Specifically, the settlement provided that several series of preferred stock, Series A-F, were returned to the Company and cancelled. The total value of the preferred stock was originally $8,000,000 that was to be paid in cash or common stock at such time as the preferred stock was converted, as per the original agreement. The settlement resulted in the preferred stock, Series A-F, being returned for cancellation in return for a $100,000 Note (see Note 3 on the financial statements). The future obligation under that same preferred stock was thereby significantly reduced.

In June of 2004 the Company settled a dispute with Mr. Robert E. O'Leary that provided he return 25,400,000 shares of common stock, among other things
(see Note 3 to financial statements),in return for him receiving an assignment of joint venture interests the Company had acquired from he and his affiliates when the real value of the assets could not be established for a 2003 year end audit. This significantly reduced the number of shares of the Company's common stock that are issued and outstanding.

The Company shows a significant increase in proceeds from investors used to acquired land during the period ended June 30, 2004. The increase reflects land purchased for Superior's infill housing program. The June 30, 2004 balance sheet reflects an increase under infill housing inventory that, among other things, includes the land purchases. This increase is offset for the most part by a liability to various investors to repay those funds at such time as the respective homes related to the land sells.

It should be noted that there is still a "Going Concern" note in the Company's financial statements. The Company expects that to be the case until it is generating regular revenue from operations.

RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

ITEM 3.  CONTROLS AND PROCEDURES:

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2004 we carried out an evaluation, under the supervision and with the participation of our Chief Executive and Financial Officer, as to the effectiveness, the design and operation of our disclosure controls and procedures. Based on this evaluation the Company concluded that its disclosure controls and procedures are effective in timely alerting it to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

(b)  Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this form 10QSB.

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

ITEM 1.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings as of the date of this filing.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Schedule of Restricted Common Stock issued during the period:

DATE:       NAME:                   SHARES:      Notes:

6/1/04      Savant ES, Inc.         250,000      Note 1
6/1/04      Bruce Malinowski        100,000      Note 2
6/1/04      Norm Rockmael            50,000      Note 3
6/15/04     Robert O'Leary      (25,000,000)     Note 4
6/15/04     Robert O'Leary         (400,000)     Note 5
6/21/04     Randall Prouty        4,500,000      Note 6
6/21/04     Christina Murphy        583,333      Note 7
6/21/04     Christina Murphy        320,000      Note 8
6/22/04     Alpen Sun, Inc.       1,488,000      Note 9
6/22/04     Enteles Systems       1,260,000      Note 10
6/22/04     Jeff Brommer            140,000      Note 11

These sales were exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof where an issuer issues shares that are not part of a public offering.

NOTES ON COMMON STOCK:

(1) These shares of restricted common stock were issued in connection with consulting services for permitting, planning and engineering work. Value:
250,000 shares at $.07 = $17,500.

(2) These shares of restricted common stock were issued in connection with consulting services for permitting, planning and engineering work. Value:
100,000 shares at $.07 = $7,000.

(3) These shares of restricted common stock were issued in connection with consulting services related to joint ventures to build two homes. Value:
50,000 shares at $.07 = $3,500.

(4) These shares of restricted common stock were cancelled in connection with a settlement agreement executed June 15, 2004 that rescinded the original agreement whereby these shares were issued. They were originally issued at a value of $.05 per share and they were cancelled using the same value.

(5) These shares of restricted common stock were cancelled after being returned to the Company in exchange for one vacant lot (Oregon Place). The shares were valued at $.05 per share, or $20,000, in connection with a settlement agreement executed June 15, 2004.

(6) These shares of restricted common stock were issued as a result of converting accrued executive compensation of $225,0000 for the period between 10/1/02 through 12/31/03 at $05 per share.

(7) These shares of restricted common stock were issued in consideration for full time consulting work beginning December 1, 2003 through June 30, 2004. ($50,000 per year / 12 = $4,167 per month: $4,167 x 7 months = $29,167: at
$.05 per share = 583,333 shares.

(8) These shares of restricted common stock were issued in consideration for part time administrative help during the period beginning March 15, 2002 through November 30, 2003. (20 months, 20 hours per month @ $40 per hour = $16,000 / $.05 = 320,000 shares)

(9) These shares of restricted common stock were issued in connection with a consulting agreement between the company and Alpen Sun, Inc. for the period between 10/1/02 through 12/31/03 at $05 per share.

(10) These shares of restricted common stock were issued in connection with a consulting agreement between the company and Enteles Systems, Inc. for the period between 1/1/04 through 12/31/04 at valued at $.05 per share.

(11) These shares of restricted common stock were issued in connection with a consulting agreement between the company and Jeff Brommer for the period ending 3/31/04 and they were valued at $.05 per share.

Schedule of Preferred Stock changes during the period:

World Associates, Inc. one share of Preferred Stock Series D (only one share was outstanding) was rescinded in June of 2004 as a result of a settlement Robert O'Leary. There were no other shares of preferred stock issued during the period covered by this filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT A:  8-K FILING MADE APRIL 12, 2004

On April 12, 2004 the Company filed a report on Form 8-K to disclose the effect of a recent settlement with the seller of various parcels of real estate acquired by Superior.l (Detailed information about the settlement can be found in PART 1, ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report filed on Form 10KSB filed on April 16, 2004.)

EXHIBIT B:  8-K FILING MADE June 25, 2004

On June 25, 2004 the Company filed a report on Form 8-K to disclose the effect of a recent settlement with Robert E. O'Leary



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on form 10QSB to be signed on its behalf by the undersigned hereunto duly authorized officer.

World Associate, Inc.
/s/  Randall Prouty President, CEO               Date:  August 23, 2004





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

Date:  August 23, 2004 Randall Prouty, President




CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 23, 2004     /s/   Randall H. Prouty, President