Form 10QSB
period 2004-09-30
WORLD ASSOCIATES, INC. /NV/
filed 2004-12-01
CIK 1092531

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

             Transmitted Using Small Business Disclosure Format
                For the quarterly period ended September 30, 2004

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





PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:










                         WORLD ASSOCIATES, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED FINANCIAL
                          STATEMENTS AS OF SEPTEMBER 30, 2004























                          WORLD ASSOCIATES, INC. AND SUBSIDIARY




                                         CONTENTS



PAGE     1     CONDENSED CONSOLIDATED BALANCE SHEET AS OF
               SEPTEMBER 30, 2004 (UNAUDITED)

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
               2003 (UNAUDITED)

PAGE     3-4   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
               EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

PAGES     5    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
               MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGES    6-20  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF SEPTEMBER 30, 2004 (UNAUDITED)




















                       WORLD ASSOCIATES, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF SEPTEMBER 30, 2004
                                    (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                          $      72,146
  Infill housing inventory                                          1,290,495
  Note receivable - related party, net                                 75,000
  Other current assets                                                 24,671
                                                                 ____________
       Total Current Assets                                         1,462,312
                                                                 ____________
OTHER ASSETS
  Land held for sale                                                  473,748
  Land                                                              4,611,207
  Property and equipment, net                                           5,448
                                                                 ____________
       Total Other Assets                                           5,090,403
                                                                 ____________
TOTAL ASSETS                                                    $   6,552,715
                                                                 ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable and other accrued liabilities                    $     337,118

  Accrued payroll                                                     115,000
  Lines of credit                                                     230,000
  Note payable - current portion                                      225,000

  Due to stockholder & President                                       29,757
  Liabilities related to infill housing                             1,331,999
  Liability related to land acquisition                               300,000
  Series G preferred stock - subject to redemption                     60,000
  Series H preferred stock - subject to redemption                    150,000
                                                                 ____________
       Total Current Liabilities                                    2,778,874

Note payable-long-term portion                                        125,825
                                                                 ____________
TOTAL LIABILITIES                                                   2,904,699
                                                                 ____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 5,000,000 shares authorized
      2 shares issued and outstanding                                       -
  Common stock, $.001 par value, 125,000,000 shares authorized,
      62,758,833 issued and outstanding                                62,758
  Additional paid in capital                                        2,276,119
  Retained earnings                                                 1,336,914
  Deferred financing Expense                                          (27,775)
                                                                 ____________
       Total Stockholders' Equity                                   3,648,016
                                                                 ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     6,552,715
                                                                 ============

        The accompanying notes are an integral part of the condensed consolidated financial statements.


                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                              For The Three        For The Three     For The Nine         For The Nine
                                               Months Ended         Months Ended      Months Ended        Months Ended
                                              Sept 30, 2004        Sept 30, 2003     Sept 30, 2004       Sept 30, 2003
                                              _____________        _____________     _____________       _____________
NET REVENUES                                 $            -       $            -    $            -      $            -
                                              _____________        _____________     _____________       _____________


  OPERATING EXPENSES:
    Professional fees                               111,333               82,274           320,053             218,611
    Other general and administrative                 83,529              202,994           454,361             631,801
                                              _____________        _____________     _____________       _____________
       Total Operating Expenses                     194,862              285,268           774,414             850,412
                                              _____________        _____________     _____________       _____________

  OTHER INCOME (EXPENSE)
    Other Income                                      8,516                    -            13,516                   -
    Gain on settlement                                    -                    -         4,632,230                   -
    Dividend and interest income                      1,532               1,632              4,947               4,807
      Interest expense                              (44,941)            (14,877)          (156,485)            (29,761)
    Net expenses incurred in connection
      with asset purchase                                 -                 (18)                 -                (147)
                                              _____________        _____________     _____________       _____________
       Total Other (Expense) Income                 (34,893)             (13,263)        4,494,208             (25,101)
                                              _____________        _____________     _____________       _____________

NET (LOSS) INCOME                            $     (229,755)       $    (298,531)    $   3,719,794      $     (875,513)
                                              =============        =============     =============       =============

Preferred dividends                                       -              (6,375)                 -              (9,375)
                                              _____________        _____________     _____________       _____________
NET (LOSS) INCOME AVAILABLE
    TO COMMON SHAREHOLDERS                   $     (229,755)       $   (304,906)     $   3,719,794      $     (884,888)
                                              =============        =============     =============       =============

NET INCOME (LOSS) PER SHARE - BASIC          $            -        $           -     $         .05      $         (.01)
                                              =============        =============     =============       =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING DURING THE PERIOD - BASIC        62,758,833           75,893,500        74,397,231          75,602,841
                                              =============        =============     =============       =============
NET INCOME (LOSS) PER SHARE - DILUTED        $            -         $          -     $         .05      $         (.01)
                                              =============        =============     =============       =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING DURING THE PERIOD - DILUTED      62,758,833           75,893,500        79,660,407          75,602,841
                                              =============        =============     =============       =============

            The accompanying notes are an integral part of the condensed consolidated financial statements.


                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                             STOCKHOLDERS' EQUITY FOR THE
                                          NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                       (UNAUDITED)



                                         Preferred Stock           Common Stock          Additional Paid      (Accumulated Deficit)
                                       Shares       Amount        Shares     Amount         in Capital         Retained Earnings
                                      ________     ________   __________   ________      _______________       ________________
Balance, December 31, 2003                   8    $       -   78,967,500  $  78,967     $     10,455,243    $        (2,382,880)

Common stock issued for line of credit       -            -      500,000        500               24,500                      -

Common stock issued for services             -            -    4,191,333      4,191              213,376                      -

Common stock issued for accrued
    compensation                             -            -    4,500,000      4,500              220,500                      -

Options issued for services                  -            -            -          -                1,000                      -

Discount on warrants attached to
    line of credit                           -            -            -          -              111,100                      -

Cancellation of preferred stock
    series A, B, C, E, D and F              (6)           -            -          -           (5,370,000)                     -

Due from preferred stockholder               -            -            -          -           (2,075,000)                     -

Cancellation of common stock settlement      -            -  (25,400,000)   (25,400)          (1,244,600)                     -

Amortization of deferred stock-based
    compensation and services                -            -            -          -                    -                      -

Reclassificiation of Series G as debt        -            -            -          -              (60,000)                     -

Net income for the nine months
    ended Sept 30, 2004                      -            -            -          -                    -              3,719,794
                                      ________     ________   __________    ________      _______________     _________________

BALANCE, SEPTEMBER 30, 2004                  2    $       -   62,758,833   $  62,758     $      2,276,119    $        1,336,914
                                      ========     ========   ==========    ========      ===============     =================

                The accompanying notes are an integral part of the condensed consolidated financial statements.





                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                                             STOCKHOLDERS' EQUITY FOR THE
                                          NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                       (UNAUDITED)
                                            Deferred
                                          Stock-Based                                    Due From
                                          Compensation          Common Stock            Preferred
                                          And Services           Receivable            Stockholder             Total
                                        ______________          _____________         ____________        _______________
Balance, December 31, 2003             $      (57,920)         $    (952,067)        $ (2,075,000)       $      5,066,343

Common stock issued for line of credit              -                      -                    -                  25,000

Common stock issued for services                    -                      -                    -                 217,567

Common stock issued for accrued compensation        -                      -                    -                 225,000

Options issued for services                         -                      -                    -                   1,000

Discount on warrants attached to line of credit     -                      -             (111,100)                      -

Amortization of deferred financing expense          -                      -               83,325                  83,325

Cancellation of preferred stock series
    A, B, C, D, E and F                             -                      -                    -              (5,370,000)

Due from preferred stockholder                      -                      -            2,075,000                       -

Cancellation of common stock settlement             -                952,067                    -                (317,933)

Amortization of deferred stock-based
    compensation and services                  57,920                      -                    -                  57,920

Reclassification of Series G preferred stock        -                      -                    -                 (60,000)

Net income for the nine months
    ended Sept 30, 2004                             -                      -                    -               3,719,794
                                        _____________           ____________         ____________         _______________

BALANCE, SEPTEMBER 30, 2004            $            -          $           -        $     (27,775)       $      3,648,016
                                        =============           ============         ============         ===============

               The accompanying notes are an integral part of the condensed consolidated financial statements.







                                              WORLD ASSOCIATES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                       (UNAUDITED)
                                                             For The Nine                 For The Nine
                                                             Months Ended                 Months Ended
                                                            Sept 30, 2004                Sept 30, 2003
                                                         ________________              _______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $       3,719,794             $       (895,471)
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Gain on settlement                                           (4,632,230)                           -
  Amortization of deffered financing expense                       83,325                            -
  Depreciation and amortization                                     1,254                            -
  Stock issued for line of credit                                  25,000                            -
  Stock issued for services                                       217,567                       53,056
  Options issued for services                                       1,000                            -
  Amortization of deferred stock based
    compensation and services                                      57,920                      152,245
  Amortization of loan costs                                            -                       13,051
Changes in operating assets and liabilities:
  Other current assets                                             (3,254)                     (35,309)
  Due to stockholder & president                                   15,001                        5,295
  Accounts payable and accrued liabilities                        139,153                      492,410
  Accrued payroll                                                 135,000                            -
                                                         ________________              _______________
    Net Cash Used In Operating Activities                        (240,470)                    (194,765)
                                                         ________________              _______________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                     162,385                       81,889
  Liability for land development                                 (162,385)                     (81,889)
  Payment of taxes related to land                                      -                       (7,096)
  Payments for infill housing and other costs                  (1,229,172)                           -
  Land costs                                                      (77,360)                           -
  Purchase of software                                                  -                       (2,500)
                                                         ________________              _______________
    Net Cash Used In Provided
     Investing Activities                                      (1,306,532)                      (9,596)
                                                         ________________              _______________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                    125,000                            -
  Payments on line of credit                                      (15,000)                           -
  Payment on note payable                                         (15,000)                           -
  Proceeds from investors for infill housing
    and other costs                                             1,273,961                            -
  Proceeds from the issuance of preferred stock                         -                      150,000
  Dividends paid on preferred stock                                     -                       (4,625)
  Proceeds from mortgage payable, net                                   -                       92,265
  Proceeds from sale of common stock                                    -                       10,000
                                                         ________________              _______________
    Net Cash Provided By Financing Activities                   1,468,961                      247,640
                                                         ________________              _______________
DECREASE IN CASH AND CASH EQUIVALENTS                             (78,041)                     (23,321)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   150,187                       54,515

CASH AND CASH EQUIVALENTS - END OF PERIOD                $         72,146               $       77,836
                                                         ================               ==============
INTEREST PAID                                            $         13,000
                                                         ================               ==============

    The accompanying notes are an integral part of the condensed consolidated financial statements.


(A) Organization and Business Operations

World Associates, Inc. was incorporated in Nevada on June 19, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

The Company (as defined below) filed a Form 10SB with the SEC in November 1999. It was cleared as a reporting public company by the SEC in January 2000. In September 2000, the Company was renamed to World Associates, Inc. and it began to trade under the symbol WAIV. (The Company was originally incorporated under the name American Long Distance Services, Inc. and then it was known as LA Investment Associates, Inc.)

On June 18, 2002, World Associates, Inc. formed Superior Real Estate, Inc. ("Superior"), which was incorporated in the State of Nevada to own and develop certain real estate assets that were acquired for the and joint venture interests for the development of certain real estate projects.

Beginning in January 2004, the Company commenced formal business operations relating to the development of homes on various lots. The lots are located east of Los Angeles in the Riverside County area and north of Los Angeles in the Los Angeles County area. Prior to January 1, 2004, the Company was in the development stage.

The Current Business of Issuer:

The Company is engaged in the real estate business through its wholly owned subsidiary, Superior Real Estate, Inc. ("Superior"). The Company will consider other investments to complement Superior's business in the future, but its current priority is developing the real property. Superior acquired and is developing factory-built homes on infill locations, the "Infill Housing Program". The properties in the Infill Housing Program are joint ventures. (See Note 1 (H)). Other parcels of land acquired by Superior are being processed with the local municipal officials to approve a plan of development.

(B) Principles of Consolidation

The condensed consolidated financial statements include the accounts of World Associates, Inc. and it's wholly-owned subsidiary, Superior Real Estate, Inc. (collectively the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

(D)  Use of Estimates

In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(E) Earnings (Loss) Per Share

Net earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potentially dilutive common stock equivalents outstanding during the period.

(F)  Equity Based Compensation

The Company accounts for equity based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to equity-based compensation of consultants and other non-employees.

With respect to any restricted stock issued to employee or non-employee consultants, the normal practice is to calculate value of the service being acquired and then convert the dollar amount into shares at the price listed on a national exchange on either, a) the date of a binding agreement, b) on the closing date on the agreement, or c) the date on which service or the product is delivered. This is the fair value method for valuing restricted stock.

With respect to any options issued to employee or non-employee consultants, the normal practice is to establish the cash value of the service being acquired and then calculate the fair value of the options issued as consideration using the Black-Scholes method.

The Company has reviewed EITF 96-18, 00-18, D-90 and SFAS 123 in connection with the above policy. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation.

 (G) Reclassifications

Certain balances previously reported have been reclassified to conform to the current presentation.

(H) Structure And Accounting Policy For Infill Homes Joint Ventures

The Company is building infill homes through joint ventures with various investor partners. The structure of the joint ventures, and the manner of accounting for them, is as follows:

    1. An investor provides the money to purchase one or more lots for building infill homes.

    2. Investor agreements are documented by a joint venture agreement that spells out the detailed terms. Those terms are specific to that transaction and the terms of each joint venture may vary somewhat.

    3. Title to the land may be taken in the name of Superior Real Estate, Inc., a wholly owned subsidiary of the Company, or it may be in the name of a separately formed LLC where Superior is part owner or member.

    4. Superior is responsible for doing the work to build the home and obtain construction funds to build the house. The profit that remains after paying off the loans and after returning the investor's capital, are shared on a pre-negotiated basis. In most current joint ventures the profits are split equally, but not in all cases. The Company has plans to structure joint ventures similarly in the future, but investors may receive a priority return and somewhat less of the remaining profit overall.

    5. When the land is purchased, it is entered on the Company books in infill housing inventory and it is carried as such, along with the capitalized costs and interest incurred as it is built. Infill homes are considered work in process on the Company's balance sheet. The inventory is offset by any amount advanced by investors and any construction loan, a current liability.

When a home is complete, it is carried on the books as the total of the land and improvement costs with a corresponding liability of the construction loan amount plus any advance made by an investor. The true market value of a finished home, often 25% greater than the total cost being carried is not reflected. There is no significant value realized by the Company until the home is sold. At the time of sale, the liabilities are paid and the profit is split. The Company realizes its portion of the profit as revenue on the sale of its inventory.

(I ) Recent Accounting Pronouncements

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

(J)  Prior Period Restatements

     1. In the condensed consolidated statements of operations for the three and six months ended June 30, 2004 the "Gain on settlement" line for the six months ended June 30, 2004, was adjusted downward by $300,000 due to an error in calculating the gain that did not include $300,000 in debt against one property involved in the settlement. The adjusted gain amount as of June 30, 2004 is $4,632,230. The adjusted amount is correctly reflected in the condensed consolidated statements of operations for the nine months ended September 30, 2004.

     2. In the condensed consolidated statements of operations for the three and six months ended June 30, 2004 the "Preferred dividends" line for the six months ended June 30, 2004, was adjusted downward by $23,250 to zero and that same amount was added to the "Dividend and interest and income (expense) net" line due to the fact that Series G was reclassified as debt starting in January 2004.

The sum of the above adjustments had the net affect of reducing net income for the six months ended June 30, 2004 by $323,250, but had no effect on earnings per share for the six months then ended.

     3. In the condensed consolidated balance sheet as of June 30, 2004, land was decreased by $600,000 with a corresponding reduction in paid in capital. There was no affect on net income. This adjustment was necessary due to an error in calculating the affect of a recent settlement (see Note 3).

NOTE 2    STOCKHOLDERS' EQUITY

(A) Common Stock

For the nine months ended September 30, 2004:

The Company previously issued 2,950,000 shares of common stock, at fair values ranging from $.06 to $.12, for promotional services rendered and to be rendered.
 As a result of these services, the Company recorded charges of approximately $39,795 during the nine months ended September 30, 2004. There is no remaining deferred balance to be amortized.

The Company previously issued 1,800,000 shares of common stock, at fair values ranging from $.04 to $.13, for professional and consulting services rendered and to be rendered. As a result of these services, the Company recorded charges of approximately $18,125 during the nine months ended September 30, 2004. There is no remaining deferred balance to be amortized.

During the nine months ended September 30, 2004, the Company issued 500,000 shares of common stock in accordance with the line of credit agreement with a value of $25,000.

During the nine months ended September 30, 2004 the Company issued 4,500,000 shares of common stock having a value of $225,000 accrued compensation.

During the nine months ended September 30, 2004 the Company issued 4,191,333 of common stock to various parties for services having a value of $217,567.

The Company received 25,000,000 shares of common stock, with a fair value of $1,250,000, or $0.05 per share, for its interest in real estate joint ventures. As described in Note 3, this stock was returned to the Company and cancelled.

The Company received 400,000 shares of common stock valued at $.05 per share from Robert O'Leary, as part of the settlement referred to in Note 3 below, in exchange for land (Oregon Place) having a cost basis of $20,000.

For the nine months ended September 30, 2003:

The Company previously issued 1,500,000 shares of common stock, at a fair value of $0.04 per share, in connection with a two-year employment agreement. Related to the agreement, the Company recorded current charges of $225,000 for the nine months ended September 30, 2003. The Company also recorded a deferred employment expense of $25,625 as of September 30, 2003 as a result of the agreement.

The Company previously issued 900,000 shares of common stock, at a fair value of $0.06 per share, in connection with a nine-month promotional services agreement.
 As a result of the agreement, the Company recorded current charges of $19,500 for the nine months ended September 30, 2003.

The Company previously issued 700,000 shares of common stock, at fair values ranging from $.06 to $.09 and lives ranging between 12 and 15 months. As a result of these agreements, the Company recorded a current charge of $31,778 during the nine months ended September 30, 2003. The Company also recorded deferred consulting expense of $18,250 as of September 30, 2003.

The Company issued 1,800,000 shares of common stock at fair values ranging from $.06 to $.12 and lives ranging between 12 months and 18 months. As a result of these agreements, the Company recorded current charges of $49,118 during the nine months ended September 30, 2003. The Company also recorded deferred consulting expense of $76,882 as of September 30, 2003.

(B) Preferred Stock

The Company previously issued one share each of six series of preferred stock (Series A, Series B, Series C, Series D, Series E and Series F) to purchase real estate properties from Superior Development, Inc. (a separate and distinct non affiliated company from Superior Real Estate, Inc.), the "Seller".

During the year ended December 31, 2003, the Company filed suit against the Seller when it attempted to transfer properties it already sold to the Company again to a third party. As a result of a settlement in February 2004, the Preferred Series A, Series B, Series C, Series E and Series F were all returned to the Company and cancelled. The Seller released any claim to Series D also (Series D was cancelled in June 2004 when all other potential claims were released in a separate settlement between the Company and Robert E. O'Leary).

As a result of the settlement with the Seller, and after due consideration, the Company recorded a one-time adjustment to reflect an accounting gain from the settlement. The amount of the gain recognized was $4,632,230 and it is reflected in the accompanying statement of operations.

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

During October 2002, the Company also issued two shares of Series G Preferred Stock ("Series G"), for $30,000 cash each (the "Face Amount") or $60,000 in the aggregate. The face amount of the Series G was required to be returned 12 months, the "Term", from the date on which the funds to purchase the Series G were released to the Company, unless otherwise redeemed, converted or renewed prior to or at the end of the Term. During October 2003, the Company renewed the two shares of Series G for an additional twelve-month term. In conjunction with the end of the original term, the Company paid a "10% kicker" in the form of restricted common stock during the year ended December 31, 2003. Because the face amount is returnable to the purchaser in 12 months, the Series G has been reclassified to a current liability as of January 1, 2004.

On July 7, 2003, the Company issued one share of Series H Preferred Stock ("Series H"), for $150,000 cash (the "Face Amount"). The Face Amount of the Series H shall be returned 12 months, the "Term", from the date on which the funds to purchase the Series H are released to the Company, unless otherwise converted or renewed prior to or at the end of the Term. Since the Series H was issued after May 31, 2003, and the face amount is returnable to the purchaser in twelve months, under SFAS No. 150 this financial instrument has been classified as a current liability.

The Series G and H Preferred Stock have the following features:

Conversion

Each share of the Series G and H is convertible into restricted common stock of the Company at any time during the Term, unless redeemed by Company prior to the Purchasers written notice to the Company. The Conversion Price is $0.25 and $0.07 per share, respectively, adjusted for any stock split.

Voting

The holders of the Series G and H are not entitled to voting rights.

In 2004 Series G was reclassified as debt as of January 1, 2004. Series H was already reclassified in 2003. This occurred due to the fact that each series had provisions, including particularly redemption right, that require it be categorized as debt. Therefore the following statements describe payments made as interest.

The holder of Series G is entitled to a 10% interest on the Face Amount, payable as follows: One Thousand Five Hundred Dollars ($1,500) was paid from the proceeds of the Preferred Stock sale and that same amount was paid six months later. In the event the principal is not returned in 12 months, a 10% annual interest will continue to accrue until the principal is paid in full. During October 2003, the Company issued 100,000 shares of common stock to pay the 10% interest and 5% rollover fee when the Series G was renewed for another 12 months.

The holder of Series G will also receive 10% of the Face Amount of the Series G at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "10% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.25 per share (24,000 shares in the aggregate for the series, $6,000 in the aggregate divided by $0.25 per share). In the event the principal is not returned in 12 months, a 10% Kicker will continue to accrue on an annual basis until the principal is paid. For the nine months ended September 30, 2004, $4,500 of preferred interests had been accrued and is included in accrued expenses.

The holder of Series H is entitled to a 13% interest on the Face Amount, or $1,625 per month payable in arrears. In the event the principal is not returned in 12 months, a 13% annual interest will continue to be paid currently until the principal is paid in full. The holder will also receive 7% of the Face Amount of the preferred stock at the end of the Term, payable in restricted common stock, or cash, at the option of the Company, the "7% Kicker". If paid in stock, the price used to calculate the number of shares shall be $0.07 per share. In the event the principal is not returned in 12 months, a 7% Kicker will continue to accrue on an annual basis until the principal is paid. For the nine months ended September 30, 2004 the Company accrued $10,500 in accordance with the agreement as a renewal fee.

For the nine months ended September 30, 2004, $13,000 in interest on Series H had been paid in cash and $1,625 in addition to the renewal fee had been accrued and is included in accrued expenses.

Liquidation

The Series G and H do not have any liquidation preferences.

Redemption

There are no redemption rights attached to the Series H.

The Company may redeem the Series G at any time during the Term upon providing written notice to Purchaser. In the notice the Company will set a Record Date for redemption. On the Record Date the Purchaser will receive the Face Amount, any dividend owing and a portion of the 10% Kicker due at the end of the Term prorated to the Record Date.

(C) Options

During the nine months ended September 30, 2004 the Company issued options to one party for services having a value of $1,000. The value of the options was calculated using the Black-Scholes pricing model with the following assumptions: a term of 3 years, volatility of 163%, no dividends, and a discount rate of 3.13%.

NOTE 3   SETTLED AGREEMENTS

The Company vs. Superior Development, Inc. and Howard Palmer

In February 2004, the Company reached a settlement with Superior Development, Inc., the "Seller" of certain real estate properties acquired in consideration for Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock of the Company. As a result of the settlement, Preferred Series A, Series B, Series C, Series D, Series E and Series F were returned to the Company and cancelled. And the Seller released any claim to Series D, in return for a $100,000 promissory note. The note bears no interest and is payable in twenty equal monthly installments of $5,000 commencing on April 1, 2004. Series A, B, C, E & F were all cancelled by the Company in February 2004 after the settlement. Series D was cancelled later in June when any claim Robert E. O'Leary may have had to Series D was also released. (See Superior Real Estate, Inc. vs. Robert E. O'Leary below.) The balance on the note payable as of September 30, 2004 is $85,000, which is currently in default.

The Company filed Form 8-K on April 4, 2004 that disclosed the terms of the settlement with the Seller and which contained the details of the significant effect it had on the Company. There was a one-time gain on the settlement related to the cancellation of the preferred stock in the amount of $4,632,230 as reflected in the accompanying statement of operations for the period ended September 30, 2004.

Superior Real Estate, Inc. vs. Robert E. O'Leary

The Company issued 25,000,000 shares of its common stock in October 2002 to acquire various joint venture interests. The fair market value of the stock was $1,250,000, or 25,000,000 common shares of stock at $.05 per share. As of January 1, 2004, the joint ventures had not progressed as the Company expected. The Company requested the shares issued be returned and that the transaction be rescinded. In June 2004, the matter was settled through negotiation. There was no formal legal action. The settlement provided that, (i) 25,000,000 shares of common stock valued at $.05 be returned to the Company for cancellation, (ii) The Company received 400,000 shares of common stock valued at $.05 per share that were cancelled in exchange for land (Oregon Place) having a cost basis of $20,000, (iii) Mr. O'Leary released any claim he may have had to the Company's Series D preferred stock. The Series D was subsequently cancelled. This rescission occurred in June 2004 and ended any relationship the Company had to a joint venture related to a property known as Fairmont Estates. When the transaction was rescinded the Company removed the restricted cash balance and its portion of a liability related to a loan against the Fairmont Estates property from its books. (iv) Mr. O'Leary received a note payable from the Company in the amount of $150,000 payable over three years and a note payable from the Company in the amount of $15,825 due and payable in 24 months.

The Company filed Form 8-K on June 25, 2004 wherein the details of the settlement were disclosed.

NOTE 4     LINES OF CREDIT

On December 9, 2003, the Company entered into a line of credit facility with four individual investors in the amount of $250,000. The facility has a 10% simple interest rate and the funds are to be repaid as follows: (1) primary source: from Superior's operations at the rate of at least fifteen percent (15%) of its revenue from each real estate project sold and (2) secondary source: if World or Superior, or both, obtain a debt or equity facility from other investors, a portion of that investment will be used to pay off the credit facility. The full balance, plus accrued interest, will be due and payable on or before December 31, 2004 unless extended. The balance on this line of credit at September 30, 2004 is $200,000 and is secured by a security interest in proceeds of projects of Superior.

For the issuance of the line of credit facility, the Company issued 500,000 restricted common shares to the lenders on January 1, 2004 having a value of $25,000 (expensed during the period ended September 30, 2004). Also on January 1, 2004, the Company issued stock warrants to the lenders that will give the lenders the right to acquire a total of 5,000,000 restricted shares of common stock. The warrants have a fair value of $111,100 that has been accounted for as deferred financing expense on the line of credit and is being amortized over its term.

The Company also received a line of credit in the amount of $45,000 of which $30,000 is outstanding as of September 30, 2004. A commitment fee of $24,000 had been recorded as a liability and charged to interest expense for the year ended December 31, 2003. The commitment fee was paid with common stock of the Company. Because of the commitment fee, there is no stated interest rate and no maturity date. However, the line of credit was intended to be short-term financing. The loan is secured by a commitment from the Company that it is repaid from a portion of proceeds due to the Company on the sale of homes in one of its real estate projects.

NOTE 5     (LOSS) INCOME PER SHARE

A reconciliation of the numerator and denominator of the loss per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted loss per share for the periods ended September 30,2004 and 2003, is as follows:

                                     For The Three         For The Three      For The Nine            For The Nine
                                      Months Ended          Months Ended      Months Ended            Months Ended
                                     Sept 30, 2004         Sept 30, 2003      Sept 30, 2004          Sept 30, 2003
Basic EPS Computation               _______________      _______________     ______________         _______________
Numerator:

Net (Loss) Income                  $      (229,755)      $     (298,531)     $    3,719,794        $       (875,513)
Preferred Stock Dividends                        -               (6,375)                  -                  (9,375)
                                    ______________       ______________      ______________         _______________

(Loss) income available to common
shareholders                       $      (229,755)      $     (304,906)     $    3,719,794        $       (884,888)
                                    ==============       ==============      ==============         ===============

Denominator:

Weighted average common shares          62,758,833           75,893,500          74,397,231              75,602,841

Basic (loss) income per share   $                -     $              -     $           .05        $           (.01)
                                    ==============       ==============      ==============         ===============







                                     For The Three         For The Three       For The Nine           For The Nine
                                      Months Ended          Months Ended      Months Ended            Months Ended
                                     Sept 30, 2004         Sept 30, 2003      Sept 30, 2004          Sept 30, 2003
Diluted EPS Computation               _______________      _______________     ______________         _____________
Numerator:

Income (loss) available to common
shareholders                       $      (229,755)      $     (304,906)     $    3,719,794        $       (884,888)
                                    ==============       ==============      ==============         ===============
Plus:  Income impact of assumed
conversions and preferred stock
dividends                                      * -                  * -              29,625                     * -
                                   _______________      _______________      ______________         _______________
Effect of assumed conversions                    -                    -                                           -
                                   _______________      _______________      ______________         _______________
Income available to common
stockholders and assumed
converstions                       $      (229,755)      $     (304,906)     $    3,749,419        $       (884,888)
                                    ==============       ==============      ==============         ===============

Denominator:

Weighted average common shares          62,758,833           75,893,500          74,397,231              75,602,841

Plus:  Incremental shares from
assumed conversions/exercises

convertible preferred stock                      -                    -           2,382,857                       -
assumed exercises of options                     -                    -           2,880,319                       -
                                   _______________      _______________      ______________         _______________
Dilutive potential common shares                 -                    -           5,263,176                       -
                                   _______________      _______________      ______________         _______________

Adjusted weighted average shares        62,758,833           75,893,500          79,660,407              75,602,841
                                    ==============       ==============      ==============         ===============
Diluted EPS                     $                -     $              -     $           .05        $           (.01)
                                    ==============       ==============      ==============         ===============

Preferred dividends were not added back due to being antidilutive. Common stock equivalents consisted of convertible preferred shares G and H, stock warrants and options.

NOTE 6      GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has a negative cash flow from operating activities of $240,470 and a working capital deficiency of $1,316,562. Excluding the one-time gain on settlement of litigation of $4,632,230 the Company had a net loss of $912,436 for the months ended September 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates selling its restricted common stock, its preferred stock, or obtaining other financing from investors or financial institutions. The Company has some homes on the market that it anticipates selling together with a property it owns in Yucca Valley, CA that is also on the market for sale.
 The Company has a current appraisal on the Yucca Valley for $1,250,000. Finally, the Company anticipates refinancing the Yucca Valley property to provide cash for operations. The Company expects to be able to continue its operations with the expectation of earning operating revenues and preserving its asset base, but the timing of events is uncertain and the Company will face cash flow issues until its sales revenue begins.

NOTE 7       COMMITMENTS AND CONTINGENCIES

Miracle Lake: This property is subject to infrastructure bonds and other obligations specified below. (see NOTE 8). There will need to be further investment or the property will need to be refinanced to deal with those obligations and to have a plan of development for the property approved.

Loan Guarantees: Randall Prouty, President of the Company and LeRoy West, President of Superior have provided personal guarantees on behalf of the Company to further secure loans for the Yucca Valley property and to obtain construction financing for the Infill Housing Program. The Company indemnified both individuals, in the absence of any malfeasance or negligent behavior, to the full extent possible for taking this position on behalf of the Company. The Board is considering the issuance of shares or options to these, or other individuals that may provide guarantees on behalf the Company, to provide a measure of insurance and compensation for the risk of providing personal guarantees. The amount or nature of the issue will be determined after the Company has further advice on the matter.

Line of Credit: The Company has a line of credit for $250,000 of which $200,000 is drawn down. This line becomes due at the end of 2004 and it will have to be renewed, refinanced or paid back.

Series G & H: Series G was extended for another year until October 2005, and Series H extends automatically month by month unless canceled or redeemed. That is the current status of Series H when the initial term ended in July 2004.

Lease: In May 2004, the Company entered into an agreement to lease office space for a period of one year commencing June 1, 2004. The monthly rent is $2,600, but $1,000 is paid by a subtenant that occupies an office within that space.
The lease is guaranteed by both LeRoy West and Randall Prouty.

Yucca Valley Loan: The Yucca Valley property has a first deed of trust in the amount of $300,000 that will be due and payable on January 1, 2005. The Company anticipates refinancing this property prior to the time it comes due.

NOTE 8     LAND

(A)  MIRACLE LAKE:

This property was purchased in consideration for the Company's preferred stock Series A. This property is being carried on the books at approximately $4,600,000. The Company has an "As-Is" MAI appraisal that states the property is worth $5,000,000. The appraisal was updated in December 2003.

Title to this property is held in the name of the Company's wholly owned subsidiary, Superior Real Estate, Inc. It is currently encumbered by approximately $900,000 in obligations that include water or infrastructure bonds of $310,000, plus back taxes, $130,000, a Deed of Trust for $250,000 and Deeds of Trust in the amount of $210,000 to secure the Company's obligations under Series G & H of its preferred stock.

INFRASTRUCTURE BONDS: The Rosamond Community Services District, the "District", issued bonds to finance the water and sewer utilities infrastructure in a District. The Company discussed the possibility of dealing with these bonds as if they were Mello-Roose type bonds where each property owner in the District pays their assessed amount, or a pro rata share of the bonds, at the time permits are pulled to build a home. The District agreed similar structure is possible. Miracle Lake is assessed with $310,000 to the Rosamond Community Services District. The current bond indenture requires the bonds to be paid along with the yearly taxes. The Company plans to refinance this property or bring in other investment capital in order to complete the entitlements and to deal with the carrying costs associated with the property. The property has sufficient equity to allow for this, but there is no assurance that it will occur.

DEVELOPMENT POTENTIAL:

The eventual value for Miracle Lake will be determined by the exact approach taken to develop the project within the constraints of the local land plan and zoning requirements. Those requirements are subject to change. The general trend is toward more conservative less dense land use. The zoning code provides for several approaches to develop the property including several conditional uses the County would consider. The Company has studied several of those approaches, but the one that is most feasible give the constraints that affect that site is as follows:

During the last quarter, in preparation for submitting its plan to the County for approval, the Company reviewed the current requirements that define what can be developed on this site. After consultations with the Rosamond Community Service District, the Kern County planners and engineers/planners retained by the Company, it began to consider a more conservative development plan that fits within the increased constraints for the site. (These issues are affecting property all over California not just the Company.) The input the Company received included the following:

The underlying land plan now in force for the area provides for approximately one home unit per acre. It is possible the County will consider something more, but this is density under the plan that is active for the area where the property is located. That density would translate into approximately 78 units, or more if some variance in the amount of units is approved. The Company intends to apply for 100 units if it proceeds with a single-family home plan for the site, but there is no assurance that will be approved.

(B)  YUCCA VALLEY PROPERTY:

This property was purchased in consideration for the Company's preferred stock Series C. The property is currently being carried on the books at $473,748. The Company has an appraisal dated September 30, 2004 that states the property is worth $1,250,000. This property is subject to a $300,000 loan (liability related to land acquisition in the accompanying balance sheet) with the following terms:

The terms on the $300,000 note are as follows:

MATURITY DATE:                     January 1, 2005
RATE OF INTEREST:                           14.75%
PAYMENTS:                        $3,687.50 monthly
BALOON PAYMENT:     $303,687.50 on January 1, 2005
SECURITY:           1ST Lien Yucca Valley property

Title to this property is held in the name of Superior Real Estate, Inc. Superior Real Estate, Inc. is a party to a joint venture agreement with individual investors that provided funds to cure a loan that was in default, for debt service and engineering work in return for a 50% interest in the project when the property is sold. A portion of that money, $100,000, is secured by the property until it is sold. This note payable due to five individuals with undivided interests in the aggregate amount of $100,000 (included in notes payable in the accompanying balance sheet) bears interest at 15% annually. All outstanding principal secured by this note payable and accrued interest is due upon the sale of property owned by the Company located in Yucca Valley, California.

(C)   JOINT VENTURE INTERESTS - INFILL HOUSING PROGRAM:

The Company, through its wholly owned subsidiary Superior Real Estate, Inc., is participating in the following joint ventures:

Project Name:     Equity Share     Joint Venture Partner

Ave D 33 Yucaipa               50%          DMJ Properties
Ave D 44 Yucaipa               50%          DMJ Properties
Cherry Valley Estates          50%          DMJ Properties
Hampshire      Drive           50%          Douglas Jordan
1315 Beaumont Ave.             50%          Billy White & Ross Kersey
1321 Beaumont Ave.             50%          Bruce Asai
Oaktree Lane                   50%          Sandra Morrisey
Llano 5021                     50%          Lowell & Sumiko Schimmel
Llano 5027                     50%          Lowell & Sumiko Schimmel
925 Palm Ave                   50%          Douglas Jordan
Cherry Valley Blvd             50%          Douglas Jordan

Refer to NOTE 1 (H) for more information on joint venture accounting.

NOTE 9       SUBSEQUENT EVENTS

On November 3, 2004, the Board passed a resolution rescinding 4,500,000 shares of restricted common stock issued to Randall Prouty, President of World Associates, Inc., in consideration for converting $225,000 in back compensation that accrued between October 2002 and December 2004. The stock is in the possession of the Company and it is being returned to the Company's transfer agent with instructions to cancel them. The Company reentered that portion of Mr. Prouty's salary that had been converted to stock, or $225,000, back on its books November 3, 2004. This action is being taken due to the unintended tax consequences of issuing the shares of common stock for back compensation.

ITEM 2.   MANAGEMENTS DISCUSSION AND PLAN OF OPERATION

INTRODUCTION

World Associates, Inc. (World) has one operating subsidiary that contains its real estate business, Superior Real Estate, Inc. (Superior), collectively, the "Company". Superior is focused on two main areas within the real estate business. The first is developing factory-built homes that are affordable and designed to compete with site built homes. The second is the land development business or creating a plan of development for raw land and getting it approved by the local municipality so it can be developed.

CURRENT STATUS

Superior is still waiting for the first sale of a home in its Infill Housing program. One home is complete and there have been several offers. Five more homes are nearing completion. The time to complete the first infill home was longer than expected. This has resulted in real sales revenue being delayed straining cash flows. It will be necessary to extend the construction loans on some properties so they can be completed and sold, a process that is already underway and which affects two homes in the Infill Housing program to date. This will increase the cost of those two homes.

YUCCA PROPERTY STATUS

Superior owns a Yucca Valley property, consisting of land approved for 96 multi-family units and the property recently appraised in September 2004 at $1,250,000, that was under contract until November 19, 2004 at which time the Buyer, the Coachella Valley Housing Coalition, notified Superior it would not proceed because it was not able to arrange financing for the project within the time it expected to be able to do so. The Housing Coalition is a non-profit organization.

The sale was scheduled to close in December 2004 at which time a loan on the property for $300,000 would have been paid off. Since this loan comes due January 1, 2005 Superior is in the process of refinancing the property. It has received two offers to refinance the property one of which it intends to pursue from Allstar Financial LLC. Allstar Financial LLC offered a $650,000 loan at 10.85% plus costs and expenses. In the event this loan closes it will pay of the existing loan, provide for an interest reserve during the first year and provide some cash out.

Demand for the Yucca property remains high and the Company has already put it back on the market. Superior, who was entitled to any work product paid for by the buyer during the time had the property under contract, received an appraisal, a market study that considered the property for use as a low income tax credit project (the market study was very positive regarding the potential of the property for this intended use), an environmental survey and other information.

MIRACLE LAKE

Superior has done considerable work to determine a feasible plan of development for this property. The underlying land plan now in force for the area provides that one home unit per acre, unless a variance is applied for that may provide for up to 25% more homes on the site. That translates into approximately 78 one-acre lots, or more if some variance in the amount of units is approved. The Company is making preparations to apply for a 100 units plan for the site, but there is no assurance that will be approved.

An RV Park with a large lake was planned for this property, a use that is allowed as a conditional use under the zoning guidelines for the area. However, the water shortage in California is forcing planners to look more conservatively at water use. This fact, together with input Superior has received from Kern County, has convinced Superior to prepare a more conservative plan. The plan Superior intends to submit will include two smaller ponds and a large landscaped common area instead of a large lake. Single-family home sites with one acre or more are selling in the Antelope Valley area for $30,000 to $80,000 depending on location and what utilities and amenities are available.

LIQUIDITY AND CAPITAL RESOURCES:

The real estate market in California has slowed during the last several months. Although it is still showing excellent health, it is not performing at the record breaking pace of a few months ago. This has slowed the rate at which the Company can expect to sell its homes putting pressure on cash flows.

The Company has been able to obtain the financing necessary to provide for construction financing, land acquisition and operating capital to date by selling its restricted common stock, entering into joint ventures with investors and from construction and other lenders to date, and they remain the best sources of financing until operations generate sufficient income to cover operational costs. Company employees and consultants also continue to contribute by accruing some salary or fees rather than require that they be paid currently.

The Company received an offer to refinance the Yucca Valley property it owns which will provide operating cash while it works to sell homes in the Infill Housing program, the Yucca property and others that are ready for sale. The Company remains undercapitalized and will still need to raise additional investment to further its plans.

It should be noted that there is a "Going Concern" note in the Company's financial statements. The Company expects that to be the case until it is generating regular revenue from operations.

CRITICAL ACCOUNTING POLICIES:

A.  Equity Based Compensation:

The Company accounts for equity based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to equity-based compensation of consultants and other non-employees.

With respect to any restricted stock issued to employee or non-employee consultants, the normal practice is to calculate value of the service being acquired and then convert the dollar amount into shares at the price listed on a national exchange on either, a) the date of a binding agreement, b) on the closing date on the agreement, or c) the date on which service or the product is delivered. This is the fair value method for valuing restricted stock.

With respect to any options issued to employee or non-employee consultants, the normal practice is to establish the cash value of the service being acquired and then calculate the fair value of the options issued as consideration using the Black-Scholes method.

The Company has reviewed EITF 96-18, 00-18, D-90 and SFAS 123 in connection with the above policy. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation.

B.  Structure And Accounting Policy For Infill Homes Joint Ventures:

The Company is building infill homes through joint ventures with various investor partners. The structure of the joint ventures, and the manner of accounting for them, is as follows:

    1. An investor provides the money to purchase one or more lots for building infill homes.

    2. Investor agreements are documented by a joint venture agreement that spells out the detailed terms. Those terms are specific to that transaction and the terms of each joint venture may vary somewhat.

    3. Title to the land may be taken in the name of Superior Real Estate, Inc., a wholly owned subsidiary of the Company, or it may be in the name of a separately formed LLC where Superior is part owner or member.

    4. Superior is responsible for doing the work to build the home and obtain construction funds to build the house. The profit that remains after paying off the loans and after returning the investor's capital, are shared on a pre-negotiated basis. In most current joint ventures the profits are split equally, but not in all cases. The Company has plans to structure joint ventures similarly in the future, but investors may receive a priority return and somewhat less of the remaining profit overall.

    5. When the land is purchased, it is entered on the Company books in infill housing inventory and it is carried as such, along with the capitalized costs and interest incurred as it is built. Infill homes are considered work in process on the Company's balance sheet. The inventory is offset by any amount advanced by investors and any construction loan, a current liability.

When a home is complete, it is carried on the books as the total of the land and improvement costs with a corresponding liability of the construction loan amount plus any advance made by an investor. The true market value of a finished home, often 25% greater than the total cost being carried is not reflected. There is no significant value realized by the Company until the home is sold. At the time of sale, the liabilities are paid and the profit is split. The Company realizes its portion of the profit as revenue on the sale of its inventory.

C. Off Balance Sheet Items:

With regard to Item 303 of Regulation S-B, the Company is not aware of any off balance sheet arrangement under which it may have a contingent or other obligation to an unconsolidated entity that would affect the Company.

D.  Recent Accounting Pronouncements:

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

ITEM 3.  CONTROLS AND PROCEDURES:

(a)  Evaluation of Disclosure Controls and Procedures:

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive and Financial Officer, as to the effectiveness, the design and operation of our disclosure controls and procedures. Based on this evaluation the Company concluded that its disclosure controls and procedures are effective in timely alerting it to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

(b)  Changes in Internal Controls:

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no shares of restricted common stock issued during the 3rd quarter 2004.

There were no shares of preferred stock issued during the 3rd quarter 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NONE


SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

World Associates, Inc.
/s/  Randall Prouty, President          Date:  November 30, 2004


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

Date:  November 30, 2004 Randall Prouty, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 30, 2004     /s/   Randall H. Prouty, President