Form 10QSB/A
period 2004-09-30
WORLD ASSOCIATES, INC. /NV/
filed 2004-12-22
CIK 1092531

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
                                                            Sept 30, 2004                Sept 30, 2003
                                                         ________________              _______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $       3,719,794             $       (895,471)
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Gain on settlement                                           (4,632,230)                           -
  Amortization of deffered financing expense                       83,325                            -
  Depreciation and amortization                                     1,254                            -
  Stock issued for line of credit                                  25,000                            -
  Stock issued for services                                       217,567                       53,056
  Options issued for services                                       1,000                            -
  Amortization of deferred stock based
    compensation and services                                      57,920                      152,245
  Amortization of loan costs                                            -                       13,051
Changes in operating assets and liabilities:
  Other current assets                                             (3,254)                     (35,309)
  Due to stockholder & president                                   15,001                        5,295
  Accounts payable and accrued liabilities                        139,153                      492,410
  Accrued payroll                                                 135,000                            -
                                                         ________________              _______________
    Net Cash Used In Operating Activities                        (240,470)                    (194,765)
                                                         ________________              _______________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                     162,385                       81,889
  Liability for land development                                 (162,385)                     (81,889)
  Payment of taxes related to land                                      -                       (7,096)
  Payments for infill housing and other costs                  (1,229,172)                           -
  Land costs                                                      (77,360)                           -
  Purchase of software                                                  -                       (2,500)
                                                         ________________              _______________
    Net Cash Used In Provided
     Investing Activities                                      (1,306,532)                      (9,596)
                                                         ________________              _______________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                    125,000                            -
  Payments on line of credit                                      (15,000)                           -
  Payment on note payable                                         (15,000)                           -
  Proceeds from note payable                                      100,000                            -
  Proceeds from investors for infill housing
    and other costs                                             1,273,961                            -
  Proceeds from the issuance of preferred stock                         -                      150,000
  Dividends paid on preferred stock                                     -                       (4,625)
  Proceeds from mortgage payable, net                                   -                       92,265
  Proceeds from sale of common stock                                    -                       10,000
                                                         ________________              _______________
    Net Cash Provided By Financing Activities                   1,468,961                      247,640
                                                         ________________              _______________
DECREASE IN CASH AND CASH EQUIVALENTS                             (78,041)                     (23,321)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   150,187                       54,515

CASH AND CASH EQUIVALENTS - END OF PERIOD                $         72,146               $       77,836
                                                         ================               ==============
INTEREST PAID                                            $         13,000
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